Form 10-Q
period 1999-09-30
JADE FINANCIAL CORP
filed 1999-11-15
CIK 1087146

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly period ended
September 30, 1999.

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______to ______.

                         No. 001-15351
                     (Commission File Number)

                      JADE FINANCIAL CORP.
      (Exact Name OF Registrant as Specified in its Charter)

      Pennsylvania                              23-3002586
(State of Incorporation)                (IRS Employer ID Number)

                        213 W. Street Road
                     Feasterville, PA  19053
             (Address of principal executive offices)

                          (215) 322-9000
                  (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of Shares Outstanding as of October 31, 1999:

COMMON STOCK ($.01 PAR VALUE)                    1,872,923
    (Title of Class)                        (Outstanding Shares)


                        TABLE OF CONTENTS

PART 1.   FINANCIAL INFORMATION

          Financial Statements (Unaudited)

          Consolidated Statement of Financial Condition as of September 30, 1999 and December 31, 1998

          Consolidated Statement of Income for the Three and Nine Months Ended September 30, 1999 and 1998.

          Consolidated Statement of Cash Flows for the Nine
          Months Ended September 30, 1999 and 1998.

          Notes to Consolidated Financial Statements

          Management's discussion and Analysis of Financial
          Condition and Results of Operations

          Quantitative and Qualitative Disclosure About Market
          Risk

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Change in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other information

Item 6.   Exhibits and Reports on Form 8-K

PART III. SIGNATURES



PART 1.  FINANCIAL STATEMENTS



                      JADE FINANCIAL CORP.
          Consolidated Statement of Financial Condition

                                    September 30,   December 31,
                                         1999            1998
                                     (Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks               $  8,914        $  8,388
Interest bearing deposit in other
  financial institutions                   194           1,237
Federal Funds                            8,259           8,726
Restricted cash                              0               0
    Total cash and cash equivalents   $ 17,367        $ 18,351

Investment securities, available-
  for-sale                              37,911          28,726
Mortgage-backed securities
  available-for-sale                    13,108          10,176
Investment securities held-to-maturity        0               0
Mortgage-backed securities held-to-
  maturity (fair value of $4,519
  and $6,541)                            4,709           6,635
Loans receivable, net                  110,968         102,900
Property, equipment and leasehold
  improvements, net of accumulated
  depreciation                           1,799           1,962
Federal Home Loan Bank stock, at cost      834             834
Accrued interest receivable              1,072             646
Share insurance fund                         0              29
Reorganization costs, net                  185             195
Deferred tax asset, net                     76              44
Prepaid expenses and other assets        1,621             593

    TOTAL ASSETS                      $189,650        $171,091

LIABILITIES AND EQUITY

LIABILITIES:
Deposits                              $168,364        $154,888
Advances from FHLBank                    6,000               0
Advances from borrowers for taxes          391             521
Accounts payable and accrued expenses      784             406
    Total liabilities                 $175,539        $155,815

EQUITY:
Commitments and contingencies
  (Note 16)                                  0               0
Retained Earnings, (See Notes 11
  and 12)                               16,109          15,560
Accumulated other comprehensive
  income                                (1,998)           (284)
    Total Equity                      $ 14,111        $ 15,276

    TOTAL LIABILITIES AND EQUITY      $189,650        $171,091


                       JADE FINANCIAL CORP.
                 CONSOLIDATED STATEMENT OF INCOME

                          Three months ended   Nine months ended
                             September 30,       September 30,
                            1999      1998      1999      1998
                            (In thousands)      (In thousands)
INTEREST INCOME:
  Interest on loans        $2,253    $2,175    $6,570    $6,391
  Investment and mortgage-
    backed securities         854       630     2,286     1,687
  Interest -earning
    deposits                    3        19       211        63
  Federal Funds                27        99        31       378
    Total interest income  $3,137    $2,923    $9,098    $8,519

INTEREST EXPENSE:
  Interest on deposits     $1,308    $1,387    $3,948    $4,057
  Interest on borrowed
    funds                      56         0        59         0
    Total interest expense $1,364    $1,387    $4,007    $4,057

    Net Interest Income    $1,773    $1,536    $5,091    $4,462

PROVISION FOR POSSIBLE
  LOAN LOSSES                 135       160       405       801

    Net interest income
      after provision for
      possible loan losses $1,638    $1,376    $4,686    $3,661

NON INTEREST INCOME:
  Loan fees                $   10    $   16    $   69    $   61
  Service charges             133       111       353       315
  Other Income                142        97       387       347
  Security gains or losses      0        29         0        29
    Total noninterest
      income               $  285    $  253    $  809    $  752

NONINTEREST EXPENSES:
  Compensation and employee
    benefits               $  732    $  670    $2,186    $1,964
  Office and occupancy
    costs                     626       477     1,777     1,436
  Loan servicing               44        42       125       134
  Professional fees            30        23        91        82
  Bank and MAC charges        131       139       382       374
  Advertising, marketing
    and promotions             36        20       111        72
  Other                         0         0         0         0
    Total noninterest
      expenses             $1,599    $1,371    $4,672    $4,062

INCOME BEFORE PROVISION
  FOR INCOME TAXES         $  324    $  258    $  823    $  351
  Provision for federal
    and state income taxes
      Current                 145       100       308       100
      Deferred                (32)        0       (32)        0
        Total income tax
          provision        $  113    $  100    $  276    $  100

NET INCOME                 $  211    $  158    $  547    $  251



IGA FEDERAL SAVINGS BANK AND SUBSIDIARY
               CONSOLIDATED STATEMENT OF CASH FLOWS
        Increase (Decrease) in Cash and Cash Equivalents

                                             Nine months ended
                                           September   September
                                              1999        1998
                                           Unaudited   Unaudited
                                          (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                               $    547    $    251
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
    Amortization of premium/discount on
      investments and mortgage-backed
      securities                                117         170
    Depreciation and amortization               294         280
    (Gain) loss on sale of investment
      securities                                  0         (29)
    (Premium) discount on first mortgage
       sales                                      0          (1)
    (Gain) loss on sale/disposal of asset         0           9
    Provision for losses on loans               405         801
    Change in assets and liabilities:
      (Increase) decrease in deferred tax
        asset                                   (32)          0
      (Increase) decrease in accrued
        interest receivable                    (426)        (39)
      (Increase) decrease in prepaid
        expenses and other assets            (1,028)       (322)
      Increase (decrease) in accounts
        payable and accrued expenses            378         270

    Net cash provided by operating
      activities                                255       1,390

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of FHLB Stock                          0        (834)
  Purchase of investment securities,
    available-for-sale                      (14,400)    (24,106)
  Sales of investment securities,
    available-for-sale                            0      11,000
  Mortgage-backed security purchases,
    available for sale                       (7,670)     (9,335)
  Mortgage-backed security sales                  0           0
  Mortgage-backed security maturities and
    principal repayments                      6,547       9,528
  Maturities and principal repayments of
    investment securities, available-for-
    sale                                      3,500       6,500
  (Increase) decrease in total loans
    receivable, net                          (8,473)     (3,161)
  Proceeds from sale of real estate owned
    net of expenses                               0          68
  Proceeds from sale of loans                     0         298
  Proceeds from sale of equipment                 0          51
  Capital expenditures                         (118)       (533)
  Increase(decrease) in Reorganization
    costs                                         0        (201)
  Increase(decrease) in Share Insurance
    Fund                                         29         656

    Net cash provided by (used in)
      investing activities                  (20,585)    (10,069)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in deposits, net     $ 13,476    $  7,651
  Net increase(decrease) in advances FHLB     6,000           0
  Net increase(decrease) in advances for
    borrowers'                                 (130)        (40)

    Net cash provided by (used in)
      financing activities                   19,346       7,611

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                  (984)     (1,068)

  Cash and cash equivalents, beginning
    of year                                  18,351      18,941

CASH AND CASH EQUIVALENTS, END OF YEAR     $ 17,367    $ 17,873

    DIFFERENCE                                    0           0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

  Cash paid during the year for:

    Interest on deposits                   $  3,948    $  4,057



                       JADE FINANCIAL CORP.
        Notes To Consolidated Financial Statements
                           (UNAUDITED)

1.   BASIS OF PRESENTATION:

     JADE Financial Corp. (the "Holding Company") was incorporated under Pennsylvania law in July 1998 by IGA Federal Savings in connection with the conversion of the Company from a savings institution to a federally chartered capital stock savings bank, the issuance of the Company's stock to the Holding Company and the offer and sale of the Holding Company's common stock by the Holding Company (the "Conversion"). Upon consummation of the Conversion on October 4, 1999, the Holding Company became the holding company for the Company. See Note 2 for a more detailed description of the mutual to stock conversion. No pro forma effect has been given to the sale of the Holding Company's common stock in the Conversion.

     The accompanying consolidated financial statements of the Holding Company have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for fair statement of results for the interim periods.

     The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998, contained in the Holding Company's prospectus dated August 12, 1999.

2.   CONVERSION TO CAPITAL STOCK FORM OF OWNERSHIP:

     On May 26, 1999, the Board of Directors of the Company adopted a Plan of Conversion to convert from a federal mutual savings bank to a federal capital stock savings bank. The conversion was accomplished through the formation of the Holding Company in July, 1998, the adoption of a federal stock charter, and the sale of all of the Company's stock to the Holding Company on October 4, 1999.

     A subscription offering ("offering") of the shares of common stock of the Holding Company was conducted whereby the shares were offered initially to eligible account holders, the Company's Employee Stock Ownership Plan ("ESOP"), supplemental eligible account holders and other members of the Company (collectively "subscribers"). During the offering, subscribers submitted orders for common stock along with full payment for the order in either cash, by an authorization to withdraw funds for payment from an existing deposit account at the Company upon issuance of stock, or a combination of cash and account withdrawal. Subscription funds received in connection with the offering were placed in segregated savings accounts in the Company. For these orders that were to be funded through account withdrawals, the Company placed "holds" on those accounts, restricting withdrawal of any amount which would reduce the account balance below the amount of the order. At September 30, 1999, the Company held $12.0 million in subscription segregated savings accounts and had restricted withdrawals from deposit accounts in the amount of $2.0 million.

     The Holding Company issued 1,872,923 shares in connection with the Conversion. Gross proceeds from the offering were $14,500,024, which includes the $8 value of the 145,000 shares issued to the IGA Employee Stock Ownership Plan and 60,420 shares sold to the Company for transfer to the IGA Charitable Foundation.

     As of September 30, 1999, prepaid conversion costs were approximately $430,000 and were included in the balance sheet caption Other Assets. Conversion costs are estimated to be $835,000.

     The Company issued all its outstanding capital stock to the Holding Company in exchange for approximately one-half of the net proceeds. The Holding Company accounted for the purchase in a manner similar to a pooling of interests whereby assets and liabilities of the Company maintain their historical cost basis in the consolidated company.

3.   EARNINGS PER COMMON SHARE:

     Earnings per common share have not been presented in the Consolidated Statements of Income as JADE Financial Corp. was currently in the process of completing the Conversion as of September 30, 1999 (as noted in footnote 1, above). Earnings per common share will be presented from the effective date of the Conversion.

4.   COMPREHENSIVE INCOME:

     Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, will be effective for the Bank for the year beginning July 1, 1998, and establishes reporting and display of comprehensive income in the financial statements. Comprehensive income represents net earnings and certain amounts reported directly in stockholders' equity, such as the net unrealized gain or loss on available-for-sale securities. The Bank adopted SFAS No. 130 effective June 30, 1998.

     The Company's comprehensive income for the three and nine months ended September 30, 1999 and 1998 are as follows:

                                            Three Months Ended
                                               September 30
                                              1999       1998
                                          (Dollars in Thousands)

Net income                                   $   211    $ 158
Unrealized holding gains (losses) arising
  during the period net of tax effect           (248)      92

COMPREHENSIVE INCOME                         $   (37)   $ 250

                                             Nine Months Ended
                                               September 30:
                                               1999      1998
                                          (Dollars in Thousands)

Net income                                   $   547    $ 251
Unrealized holding gains (losses)
  arising during the period net of tax
  effect                                      (1,714)      89

COMPREHENSIVE INCOME                         $(1,167)   $ 340

5.   NEW ACCOUNTING STANDARDS:

     Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, is effective for the Bank for the period beginning July 1, 1998, and establishes reporting and display of comprehensive income in the financial statements. Comprehensive income represents net earnings and certain amounts reported directly in stockholders' equity, such as the net unrealized gain or loss on available-for-sale securities. The Bank adopted SFAS No. 130 effective June 30, 1998.

     SFAS No. 133, Accounting for Derivative Instruments and
Hedging Activities, will be effective for the Bank for years beginning July 1, 1999. The Bank currently has no activity subject to SFAS 133.

     In October 1998, the FASB issued SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held-for-Sale by a Mortgage Banking Enterprise. SFAS No. 134 changes the way mortgage banking firms account for certain securities and other interests they retain after securitizing mortgage loans that were held-for-sale.
Under current practice, a bank that securitizes credit card receivables has a choice in how it classifies any retained securities based on its intent and ability to hold or sell those investments. SFAS No. 134 gives the mortgage banking firms the opportunity to apply the same intent-based accounting that is applied by other companies. SFAS No. 134 will be effective for the fiscal quarter beginning after December 15, 1998.
Management of the Bank anticipates that the implementation of SFAS No. 134 will not have a material impact on the Bank's financial condition or results of operations.


              MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth certain selected financial ratios for the Company at or for the period ended, September 30, 1999:

SELECTED FINANCIAL RATIOS

                                                                     At or For the             At or For the
                                                                   Three months ended        Nine Months ended
                                                                      September 30,             September 30,
                                                                    1999        1998          1999        1998
Performance Ratios:  (1)
  Return on assets (ratio of net income to average total assets)   0.47%       0.40%         0.41%       0.21%
  Return on equity (ratio of net income to average equity)         5.95%       4.55%         4.94%       2.18%
  Interest rate spread  (2)                                        4.05%       3.86%         3.94%       3.70%
  Net interest margin  (3)                                         4.18%       4.04%         4.08%       3.93%
  Operating expenses to average total assets                       3.58%       3.44%         3.54%       3.42%
  Average interest-earning assets to average
    interest-bearing liabilities                                 104.19%     104.91%       104.24%     106.52%

Quality Ratios:
  Non-performing assets to total assets at end of period           0.09%       0.20%         0.09%       0.20%
  Allowance for loan losses to non-performing assets             722.22%     316.19%       722.22%     316.19%
  Allowance for loan losses to gross loans receivable              1.10%       0.98%         1.10%       0.98%

Capital Ratios:
  Equity to total assets at end of period                          7.44%       9.52%         7.44%       9.52%
  Average equity to average assets                                 7.94%       8.71%         8.40%       9.68%

Other Data:
  Number of full service offices                                      5           5             5           5

(1) Ratios for the three and nine month periods are annualized where appropriate.

(2) Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities

3) Net Interest as a percentage of average interest-earning assets



     COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1999
     AND DECEMBER 31, 1998

     Our total assets increased $18.6 million from $171.1 million to $189.7 million, or 10.87%, from December 31, 1998 to September 30, 1999. Our total liabilities increased $19.7 million from $155.8 million to $175.5 million or 12.64% from December 31, 1998 to September 30, 1999. As of September 30, 1999, we had borrowed $6.0 million from the Federal Home Loan Bank. The increase in both assets and liabilities at September 30, 1999 compared to December 31, 1998 is primarily attributable to $12 million in funds held in special subscription savings accounts in connection with the conversion discussed below as well as the limited amount of balance sheet leverage we have added.

     The Board of Directors of the Company adopted a Plan of Conversion on May 26, 1999 to convert IGA Federal Savings from a federally chartered mutual savings bank to a federally chartered stock savings bank and become a wholly owned subsidiary of the Holding Company. The conversion was completed on October 4, 1999. In connection with the conversion, the Holding Company sold 1,667,503 shares for $13.3 million.

     Our total equity decreased from $15.3 million to $14.1 million or 7.84% from December 31, 1998 to September 30, 1999 due to a decrease in the market valuation on available-for-sale securities. As a result of the completion of the conversion on October 4, 1999, the consolidated capital of the Holding Company increased by approximately $13.5 million.

     COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
     SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

                       JADE FINANCIAL CORP.
                      AVERAGE BALANCE SHEET

     The following table presents the average balance sheet for the three month periods ended September 30, 1999 and 1998.



                                              3 months ended                           3 months ended
                                            September 30, 1999                       September 30, 1998
                                   Average      Interest   (Annualized)     Average     Interest   (Annualized)
                                 Outstanding     Earned/      Yield/      Outstanding    Earned/      Yield/
                                   Balance        Paid         Rate         Balance       Paid         Rate
                                         (Dollars in Thousands)                   (Dollars in Thousands)
Interest-earning assets:
  Loans receivable                $109,191       $2,253        8.25%       $ 99,893      $2,175        8.71%
  Investments                       60,350          884        5.86%         52,029         748        5.75%

    Total earning assets           169,541        3,137        7.40%        151,922       2,923        7.70%
  Non-interest earning assets        9,168                                    7,633

  Total assets                    $178,709                                 $159,555

Interest-bearing liabilities:
  Savings deposits                $ 72,985          373        2.04%       $ 67,180         442        2.63%
  NOW accounts                       9,961            0        0.00%          8,802           0        0.00%
  Money market accounts             10,463           85        3.25%          8,755          84        3.84%
  Certificates of deposit           65,307          850        5.21%         60,069         861        5.73%
  Other notes payable - FHLB         4,000           56        5.60%

    Total interest-bearing
      liabilities                  162,716        1,364        3.35%        144,806       1,387        3.83%
  Non-interest bearing
    liabilities                      1,797                                      847

    Total liabilities              164,513                                  145,653
  Equity                            14,196                                   13,902

    Total liabilities and equity  $178,709                                 $159,555

Net interest-earning assets       $  6,825                                 $  7,116
Net interest spread                            $  1,773         4.05%                    $1,536        3.86%
Net interest margin                                             4.18%                                  4.04%
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities      104.19%                                 104.91%

     Net Income:

     Net income for the three months ended September 30, 1999
was $211,000.   Net income for the comparable period in 1998 was
$158,000. The increase in the current period when compared to the prior period was due to a significant increase in lending from the prior period as average loans increased from $9.3 million or 9.31% from $99.9 million for the three months ended September 30, 1998 to $109.2 million for the three months ended September 30, 1999. We also experienced an increase of 14 basis points in our net interest margin because the cost of our deposits fell more rapidly than the rates we earned on our loans and investments.

     Core earnings, defined as pretax earnings adjusted for securities sales transactions and unusual or non-recurring expense or income items, were $324,000 for the three months ended September 30, 1999, compared to $229,000 in the prior year period.


     The following table summarizes the components of adjusted pretax core earnings:

                                            Three Months Ended
                                               September 30,
                                              1999      1998
                                          (Dollars in Thousands)

Net interest income                          $1,773    $1,536

Provision for loan losses                       135       160

Noninterest income excluding gains and
  losses                                        285       224

Noninterest expense                           1,599     1,371

  ADJUSTED PRETAX CORE EARNINGS              $  324    $  229



INTEREST INCOME. Total interest income increased $200,000, or 6.9%, from $2.9 million for the third quarter of 1998 compared to $3.1 million for the third quarter of 1999. This increase resulted from an increase in average earning assets of $19.1 million, or 11.97%, from $159.6 million for the three months ended September 30, 1998 to $178.7 million for the three months ended September 30, 1999. This increase in interest-earning assets was partially offset by a 30 basis point decline in the average yield on these assets.

INTEREST EXPENSE. Interest expense was relatively unchanged for the third quarter of 1999 compared to the third quarter of 1998. Increased deposit balances of $17.9 million, or 12.36%, were offset by lower interest rates paid on those deposits which declined 48 basis points over these comparable periods.

NET INTEREST INCOME. Net interest income increased $237,000 or 15.43% for the third quarter of 1999 compared to the third quarter of 1998. This increase is attributable to a higher volume of earning assets and a higher net interest margin.

PROVISION FOR LOAN LOSSES. The provision for loan losses decreased by $25,000 or 15.63% for the third quarter of 1999 compared to the third quarter of 1998. During the three months ended September 30, 1999, the Company had charge-offs of $101,000 and recoveries of $36,000. At September 30, 1999, the Company's allowance for loan losses totaled $1.2 million which was 1.10% of total loans.

NONINTEREST INCOME. Noninterest income increased $32,000, or 12.65%, to $285,000 for the three months ended September 30, 1999 from $253,000 for the three months ended September 30, 1998. The increase was due primarily to service charges on deposit accounts and increased fees from debit card transactions.

NONINTEREST EXPENSE. Total noninterest expense increased $200,000, or 14.29%, to $1.6 million for the three months ended September 30, 1999 from $1.4 million for the three months ended September 30, 1998. This increase resulted primarily from debit and credit card transaction fees as well as in increase in computer expenses.

FEDERAL INCOME TAXES. The provision for federal income taxes increased relative to the increase in taxable income for the period.


COMPARISON OF OPERATING RESULTS FOR THE NINE
MONTHS ENDED SEPTEMBER 30, 1999 AND 1998:


JADE FINANCIAL CORP.
AVERAGE BALANCE SHEET

The following table presents the average balance sheet for the nine month periods ended September 30, 1999 and 1998.

                                             9 months ended                          9 months ended
                                           September 30, 1999                      September 30, 1998
                                    Average     Interest   (Annualized)     Average     Interest   (Annualized)
                                  Outstanding    Earned/      Yield/      Outstanding    Earned/      Yield/
                                    Balance       Paid         Rate         Balance       Paid         Rate
                                         (Dollars in Thousands)                  (Dollars in Thousands)
Interest-earning assets:
  Loans receivable                 $106,810      $6,570       8.20%        $ 97,892      $6,391        8.70%
  Investments                        59,568       2,528       5.66%         53,373        2,128         5.32%

    Total earning assets            166,378       9,098       7.29%         151,265       8,519        7.51%
  Non-interest earning assets         9,405                                   6,984
  Total assets                     $175,783                                $158,249

Interest-bearing liabilities:
  Savings deposits                 $ 71,839       1,120       2.08%        $ 66,788       1,327        2.65%
  Checking accounts                  10,186           0       0.00%           8,885           0        0.00%
  Money market accounts              10,297         241       3.12%           8,544         243        3.79%
  Certificates of deposit            65,867       2,587       5.24%          57,794       2,487        5.74%
  Other notes payable - FHLB          1,422          59       5.53%               0           0
    Total interest-bearing
      liabilities                   159,611       4,007       3.35%          142,011      4,057        3.81%
  Non-interest bearing liabilities    1,403                                      913

    Total liabilities               161,014                                  142,924
  Equity                             14,769                                   15,325
    Total liabilities and equity   $175,783                                 $158,249
                                   ========                                 ========

Net interest-earning assets        $  6,767                                 $  9,254

Net interest spread                              $5,091       3.94%                      $4,462        3.70%

Net interest margin                                           4.08%                                    3.93%

Ratio of average interest
  -earning assets to average
   interest-bearing liabilities      104.24%                                  106.52%

  Net Income:

 Net income for the nine months ended September 30, 1999 was $547,000. Net income for the comparable period in 1998 was $251,000. This increase is attributable to increased levels of interest-earning assets, an improvement in net interest margin and a reduction in the provision for loan losses during the nine month period.

 Core earnings, defined as pretax earnings adjusted for securities sales transactions and unusual or non-recurring expense or income items, were $823,000 for the nine months ended
September 30, 1999, compared to $322,000 in the prior year period.

     The following table summarizes the components of adjusted pretax core earnings:

                                            Nine Months Ended
                                              September 30,
                                              1999     1998
                                          (Dollars in Thousands)

Net interest income                          $5,091   $4,462

Provision for loan losses                       405      801

Noninterest income excluding gains and
  losses                                        809      723

Noninterest expense                           4,672     4,062

ADJUSTED PRETAX CORE EARNINGS                $  823   $  322



INTEREST INCOME. Total interest income increased $600,000 or 7.06% from $8.5 million for the nine months ended September 30, 1998 compared to $9.1 million for the nine months ended September 30, 1999. This increase resulted from an increase in average earning assets of $17.6 million, or 11.13%, from $158.2 million to $175.8 million for the comparable periods. This increase in earning assets was offset, in part, by a decline in the average yield on interest-earning assets of 22 basis points over the comparable periods.

INTEREST EXPENSE. Interest expense decreased approximately $50,000 even though average interest-bearing liabilities increased by $17.6 million, or 12.39%, from $142.0 million for the nine months ended September 30, 1998 to $159.6 million for the nine months ended September 30,1999. This is because of a 46 basis point reduction the average rate paid on interest bearing liabilities over the comparable periods. This reduction in rates reflects a general decline in interest rates.

NET INTEREST INCOME. Net interest income increased $629,000 or 14.10% for the nine month period ended September 30, 1999 compared to the nine month period ended September 30, 1998. This increase is attributable to a higher volume of earning assets and a higher net interest margin.

PROVISION FOR LOAN LOSSES. The provision for loan losses decreased by $396,000 or 49.44% for the nine month period ended September 30, 1999 compared to the nine month period ended September 30, 1998. This decrease resulted from a reduction in the number of bankruptcy filings in 1998 and additional charge offs related to the charter conversion of IGA Federal Savings from a federal credit union to a federal savings bank. In connection with that charter conversion, we substantially increased our allowance for loan loss reserves to conform our practices to the practices of most thrifts. During the nine months ended September 30, 1999, the Company had charge-offs of $346,000 and recoveries of $102,000.

NONINTEREST INCOME. Noninterest income increased $57,000, or 7.58%, to $809,000 for the nine month period ended September 30, 1999 from $752,000 for the nine month period ended September 30, 1998. The increase was due primarily to service charges on deposit accounts and increased fees from debit card transactions.

NONINTEREST EXPENSE. Total noninterest expense increased $610,000, or 24.62%, to $4.7 million for the nine month period ended September 30, 1999 from $4.1 million for the nine month period ended September 30, 1998. This increase resulted primarily from debit and credit card transaction fees as well as in increase in computer expenses.

FEDERAL INCOME TAXES. The provision for federal income taxes increased relative to the increase in taxable income for the nine month period ended September 30 1999 compared to the nine month period ended September 30, 1998.



    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in the Company's Conversion
Prospectus. No material changes in the assumptions used or results obtained from the model have occurred.

Part II.   OTHER INFORMATION


Item 1.    Legal proceedings - None

Item 2.    Change in Securities  - None

Item 3.    Defaults upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders -
           None

Item 5.    Other information -  Year 2000 Computer issues

     Year 2000 issues result from the inability of many computer programs or computerized equipment to accurately calculate, store or use a date after December 31, 1999 (the "Y2K Issue"). The erroneous date can be interpreted in a number of different ways; typically the year 2000 is interpreted as the year 1900. Correctly identifying the year 2000 as a leap year may be an issue. These misidentifications could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, track important customer account information, provide convenient access to this information or engage in normal business operations.

     The Bank's Board of Directors and management have addressed the Y2K Issue by developing a Y2K Compliance Plan. This plan involves four separate phases: awareness, assessment, validation and implementation.

     During 1997, the Bank completed the systems assessment phase, identifying each internal and external system that could potentially be affected by the Y2K Issue. Those systems include alarms, etc., that may contain microprocessors. For each such system, a determination was made whether or not the system is Y2K compliant. Those determinations involved obtaining Y2K compliant certification from third-party processors and outside vendors.

     As of December 31, 1998, the Bank completed its
"awareness", "assessment", and "validation" phases.

     On November 11-13, 1998 the Bank conducted in-house testing of their present Aftech data processing system. The Bank performed various banking transactions on customers' accounts using the dates September 30, 1998, January 1, 2000, January 30, 2000, January 31, 2000, February 29, 2000, and September 9, 1999. All transactions were completed successfully. Aftech representatives have completed much of its Y2K testing but will continue testing throughout 1999. The Bank will be obligated to incur only the hardware costs associated with implementing the changes required by Aftech; however, hardware costs are not expected to be material.

     The Year 2000 issue also affects certain of the Bank's customers, particularly in the areas of access to funds and additional expenditures to achieve compliance. The Bank has engaged in a program of sending out a survey of its commercial customers regarding their awareness of the Year 2000 Issue. Based upon the results received to date it appears that our more sophisticated customers are aware of the Year 2000 Issue and are taking steps to address it while our smaller customers appear to have fewer issues with the Year 2000.

     The Bank expects that all other outside vendors will be Y2K compliant by March 31, 1999. If any vendor is not compliant by this date the Bank will consider contracting with alternative vendors.

     In certain cases, however, such as the potential loss of electrical power or telecommunications services due to Y2K problems, testing by the Bank is either not practical or not possible. In those cases, contingency plans are being designed that specify how the Bank will deal with each such potential situation. The Bank has developed a contingency plan which will address failure of the data processing bureau system. The Bank has determined that if the service bureau system were to fail, the Bank would implement manual systems until such systems could be reestablished. The Bank does not anticipate the potential use of short-term manual systems would have a material impact upon the operations of the Bank. Aftech also has developed their own contingency plan.

     To the extent the Bank systems are not fully Year 2000 compliant, there can be no assurance that potential system interruptions would not have a materially adverse effect on the Bank's business, financial condition, results of operations and business prospects. Further, any Year 2000 failure on part of the Bank customers could result in additional expense or loss to the Bank.

     The information above contains forward-looking statements including, without limitation, statements relating to the Bank's plans, strategies, objectives, expectations, intentions, and adequate resources that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that such forward-looking statements involve risks and uncertainties. The actual impact on the Bank of the Year 2000 Issue could materially differ from that which is anticipated in the forward-looking statements as a result of certain factors identified above.



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              See attached exhibit index

         (b)  Reports on Form 8-K - None



                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             JADE FINANCIAL CORP.
                             (Registrant)

November 15, 1999            By:/s/ Dorothy M. Bourlier
                                Dorothy M. Bourlier
                                Chief Financial Officer


EXHIBIT INDEX

 3.1 Articles of JADE FINANCIAL CORP (incorporated by reference to registration statement 333-80183 on Form SB-2)

 3.2 Bylaws of JADE FINANCIAL CORP (incorporated by reference to registration statement 333-80183 on Form SB-2)

10.1   JADE FINANCIAL CORP Management Recognition Plan
       (incorporated by reference to registration statement
       333-80183 on Form SB-2)

10.2 JADE FINANCIAL CORP Stock Compensation Plan (incorporated by reference to registration statement 333-80183 on Form SB-2)

10.3   JADE FINANCIAL CORP - Employee Stock Ownership Plan
       (incorporated by reference to registration statement
       333-80183 on Form SB-2)

27     Financial Data Schedule


28
11/15/99/SL1 20881v1/30270.002