Form 10KSB
period 1999-12-30
JADE FINANCIAL CORP
filed 2000-03-31
CIK 1087146

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
                           FORM 10-KSB
(Mark one)

(X)  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934, for the fiscal year ended December 31,
1997, or

( )  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (no fee required), for the transition period from _______________ to ______________.

Commission file number:

                        JADE FINANCIAL CORP.
           (Name of small business issuer in its charter)

       Pennsylvania                               233-002586
State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)               Identification No.)

Registrant's telephone number, including area code:(215)322-9000

   Securities registered pursuant to Section 12 (b) of the Act:
                              None

   Securities registered pursuant to Section 12 (g) of the Act:
                   Common Stock ($0.01 par value)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes    X                     No  ____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

     The Registrant's revenues for its most recent fiscal year were $12,516,000

     The aggregate market value of common stock of the Registrant held by nonaffiliates, based on the average between the closing bid and the closing asked prices as of March 28, 2000 was $22,337,000. As of March 28, 2000, the Registrant had
1,872,923 shares of Common Stock outstanding.

             Documents incorporated by reference. None

     Transitional Small Business Disclosure Format (check one):
Yes  _____            No    X



                       JADE FINANCIAL CORP.

                        Table of Contents



                                                        Page No.
PART I

     Item 1.  Description of Business
     Item 2.  Description of Property
     Item 3.  Legal Proceedings
     Item 4.  Submission of Matters to a Vote of
              Securities Holders

Part II

     Item 5.  Market for Common Equity and Related
              Stockholder Matters
     Item 6.  Selected Financial Data
     Item 7.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations
     Item 8.  Financial Statements
     Item 9.  Changes In and Disagreements With
              Accountants on Accounting and
              Financial Disclosure

Part III

     Item 10. Directors, Executive Officers,
              Promoters and Control Persons;
              Compliance With Section 16(a)
              of the Exchange Act
     Item 11. Executive Compensation
     Item 12. Security Ownership of Certain
              Beneficial Owners and Management
     Item 13. Certain Relationships and Related
              Transactions
     Item 14. Exhibits and Reports on Form 8-K



                              Part I

Item 1
                 BUSINESS OF JADE FINANCIAL CORP.

General

     JADE FINANCIAL CORP. ("Jade") was organized at the direction of the Board of Directors of IGA Federal Savings Bank ("IGA")for the purpose of becoming a holding company to own all of the outstanding capital stock of IGA. Upon completion of the stock conversion on October 4, 1999, IGA became a wholly-owned subsidiary of JADE. JADE is engaged primarily in the business of directing, planning and coordinating the business activities of IGA, and has two other operating subsidiaries, JADE Abstract, and JADE Insurance Agency.

                         BUSINESS OF IGA

History

     IGA originally was established in 1975 as IGA Federal Credit Union. The credit union initially served the Independent Group Association, a labor organization comprised of employees of PECO Energy, Inc., the electric utility serving the Philadelphia metropolitan area. Over time, IGA's membership grew to include other employee groups. However, as a credit union, IGA was legally restricted to serve only customers who shared a "common bond" such as a common employer. However, members that were employees of PECO or its affiliates (or retirees or family members of PECO or its affiliates) continued to be a large majority of IGA's members.

     As a credit union, IGA did not experience membership growth in recent years due to a reduction in the number of PECO employees from approximately 12,500 to 6,500. Moreover, IGA anticipated that membership would decline in the future due to the nationwide consolidation of the electric utility industry and the 1996 deregulation of the electric utility industry in Pennsylvania. Therefore, after receiving the approval of the National Credit Union Administration and IGA's members, on July 1, 1998, IGA converted from a credit union to IGA Federal Savings, a federal mutual savings bank. IGA was then able to serve the general public, rather than being limited to serving only distinct employee groups.

     On October 12, 1999, JADE completed an initial public offering of 1,872,923 shares of common stock and used the proceeds to acquire all the stock of IGA Federal Savings thereby converting IGA Federal Savings from a federal mutual savings bank to a federal stock savings bank.

     IGA is primarily engaged in the business of attracting deposits from the general public and originating consumer loans, including home equity, auto, credit card and personal loans, and residential real estate loans secured by first mortgages on owner-occupied, one-to-four family residences in our market area. IGA also originates a limited amount of commercial loans and invests in investment and mortgage-related securities.

     IGA's revenues are derived principally from interest on mortgage loans, consumer loans and investment and mortgage-related securities.

     IGA offers a variety of deposit accounts having a wide range of interest rates and terms, which generally include passbook and statement savings accounts, money market deposit accounts, NOW and non-interest bearing checking accounts and certificates of deposit with varied terms ranging from 91 days to 60 months. IGA only solicits deposits in its market areas and it has not accepted brokered deposits. Our deposits are insured by the Savings Association Insurance Fund of the FDIC up to applicable limits.

Market Areas and Competition

     IGA has its main office located in Feasterville, Bucks County, Pennsylvania and four branch offices located in Center City, Philadelphia, Pennsylvania, Grays Ferry in southwest Philadelphia, Pennsylvania, the Chesterbrook Village Shopping Center in Chester County, Pennsylvania, and the Media Shopping Center in Delaware County, Pennsylvania.

     In addition, IGA participates in MAC, a regional automatic teller machine network. IGA owns and operates four teller machines.

     IGA's market area consists of the Philadelphia metropolitan area, which is comprised of Philadelphia and the surrounding Pennsylvania counties of Bucks, Chester, Delaware and Montgomery. IGA also has a number of out-of-market customers who are retirees or PECO employees at out-of-market locations. IGA's five-county market area is included in the Philadelphia Metropolitan Statistical Area. The Philadelphia Metropolitan Statistical Area, which also includes three New Jersey counties, is the nation's fourth largest metropolitan area in terms of total population. Based on 1998 census data, the Pennsylvania counties in the Philadelphia Metropolitan Statistical Area had an estimated population of 3.7 million, which is one-third of Pennsylvania's total population.

     IGA faces strong competition, in the consumer and commercial loan business, commercial real estate and residential real estate loans and in attracting deposits. The Philadelphia Metropolitan Statistical Area has become a center for financial services, and IGA competes with a number of very large financial institutions that are either headquartered or maintain offices in southeastern Pennsylvania. Some of the larger commercial banks operating in our market area include First Union National Bank, PNC Bank and Mellon Bank. IGA also competes with a number of larger thrifts that maintain branches in, or are headquartered in, southeastern Pennsylvania including Sovereign Bank, Commonwealth Bank, Firstrust Savings Bank, and Beneficial Mutual Savings Bank. Competition in originating residential real estate loans comes primarily from other savings institutions, commercial banks, credit unions and mortgage bankers. Competition for commercial business loans and commercial real estate loans comes primarily from commercial banks and savings institutions. Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending.

     Competition for deposits is principally from other savings institutions, commercial banks and credit unions located in the same region, as well as mutual funds. IGA competes for these deposits by offering a variety of deposit accounts at competitive rates.

Business Strategy

     Our strategy is to be an independent, consumer oriented financial institution that provides retail loan and deposit products to individuals and small businesses. Highlights of this strategy include the following:

     - Consumer Lending - Historically we have concentrated on the origination of consumer loans as our primary loan product, including home equity, automobile, credit card and personal loans. At December 31, 1999, consumer loans totaled $68.9 million, or 59.75% of our loan portfolio.

     - Home Mortgage Lending - In recent years, residential first mortgage loans have become an increasingly important component of our lending activities. We expect this trend to continue. At December 31, 1999, residential first mortgage loans totaled $43.4 million, or 37.66% of our loan portfolio.

     - Commercial Real Estate and Commercial Business Loans - We have slowly increased our commercial real estate and commercial business lending with a focus on small and medium-sized borrowers. We have hired an experienced commercial lender to manage our expansion in this area. We are funding this product expansion with locally gathered deposits. We believe a cautious and prudent expansion in these areas will diversify our loan portfolio and increase the average yield of our interest earning assets. We do recognize, however, that commercial real estate and commercial business loans both involve a higher degree of risk than single-family residential lending due to a variety of factors, including generally larger loan balances, the dependency on successful operation of a project, or the income stream of a borrower for repayment, and greater oversight efforts compared to mortgage loans. At December 31, 1999, we have $3.0 million in commercial real estate loans and $1.5 million in commercial business loans.

     - Expanded Customer Base - Prior to June 30, 1998, under our federal credit union charter, we were limited in the customers that we could service. The cornerstone of our strategy as a savings bank is to maintain our base of customers who were credit union members and expand our customer base by marketing to the communities served by our branches. We believe our original customer base has continued to increase their banking relationships with us. In addition, our deposit and loan accounts have grown by the acquisition of new customers from area banks and thrifts.

Supervision and Regulation

     The Bank is chartered as a federal savings bank under the Home Owners' Loan Act, as amended (the "HOLA") which is implemented by regulations adopted and administered by the OTS. As a federal savings bank, the Bank is subject to regulation, supervision and regular examination by the OTS. The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company. Federal banking laws and regulations control, among other things, the Bank's investments, loans, required reserves, mergers and consolidations, payment of dividends and other aspects of the Bank's operations. The deposits of the Bank are insured by the Savings Association Insurance Fund ("SAIF") administered by the FDIC to the maximum extent provided by law ($100,000 for each depositor). In addition, the FDIC has certain regulatory and examination authority over OTS-regulated savings institutions and may recommend enforcement actions against savings institutions to the OTS. The supervision and regulation of the Bank is intended primarily for the protection of the SAIF and the Bank's depositors rather than the Company or its shareholders.

     As a savings and loan holding company, JADE Financial Corp.
is registered with the OTS and is also subject to OTS regulation and supervision under the HOLA.

     The following discussion is intended to be a summary of certain statutes, rules and regulations affecting the Bank and the Company. A number of other statutes and regulations have an impact on their operations. The following summary of applicable statutes and regulations does not purport to be complete and is qualified in its entirety by reference to relevant statutes and regulations.

New Legislation

     Landmark legislation in the financial services area was signed into law on November 12, 1999. The Gramm-Leach-Bliley Act dramatically changes certain banking laws that have been in effect since the early part of the 20th century. The most radical changes are that the separation between banking and the securities businesses mandated by the Glass-Steagall Act has now been removed, and the provisions of any state law that prohibits affiliation between banking and insurance entities have been preempted. Accordingly, the new legislation now permits firms engaged in underwriting and dealing in securities, and insurance companies, to own banking entities, and permits bank holding companies (and in some cases, banks) to own securities firms and insurance companies. The provisions of federal law that preclude banking entities from engaging in non-financially related activities, such as manufacturing, have not been changed. For example, a manufacturing company cannot own a bank and become a bank holding company, and a bank holding company cannot own a subsidiary that is not engaged in financial activities, as defined by the regulators.

     The new legislation creates a new category of bank holding company called a "financial holding company." In order to avail itself of the expanded financial activities permitted under the new law, a bank holding company must notify the Federal Reserve that it elects to be a financial holding company. A bank holding company can make this election if it, and all its bank subsidiaries, are well capitalized, well managed, and have at least a satisfactory Community Reinvestment Act rating, each in accordance with the definitions prescribed by the Federal Reserve and the regulators of the subsidiary banks. Once a bank holding company makes such an election, and provided that the Federal Reserve does not object to such election by such bank holding company, the financial holding company may engage in financial activities (i.e, securities underwriting, insurance underwriting, and certain other activities that are financial in nature as to be determined by the Federal Reserve) by simply giving a notice to the Federal Reserve within thirty days after beginning such business or acquiring a company engaged in such business. This makes the regulatory approval process to engage in financial activities much more streamlined than it was under prior law.

     It is too early to tell what effect the Gramm-Leach-Bliley Act may have on the Bank. The intent and scope of the act is positive for the financial services industry, and is an attempt to modernize federal banking laws and make U. S. institutions competitive with those from other countries. While the legislation makes significant changes in U. S. banking law, such changes may not directly affect the Bank's business unless it decides to avail itself of new opportunities available under the new law. The Bank does not expect any of the provisions of the new Act to have a material adverse effect on the Bank's existing operations, or to significantly increase its costs.

Regulation of the Bank

     Business Activities - The bank derives its lending and investment powers from the HOLA and the regulations of the OTS thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of commercial paper and debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities reasonably related to the business of financial institutions but not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to various limitations.

     Branching - Subject to certain limitations, OTS regulations currently permit a federally chartered savings institution like a Bank to establish branches in any state of the United States, provided that the federal savings institution qualifies as a "domestic building and loan association" under the Internal Revenue Code of 1986, as amended ("the Code"), or is a "qualified thrift lender" under HOLA. See "-Qualified Thrift Lender Test." The Bank has no current plans to establish any branch outside of Pennsylvania although its authority to establish interstate branches could facilitate a geographic diversification in the future.

     Regulatory Capital - The OTS has adopted capital adequacy regulations that require savings institutions such as the Bank to meet three minimum capital standards: a "core" capital requirement of 3% of adjusted total assets, a "tangible" capital requirement of 1.5% of adjusted total assets, and a "risk-based" capital requirement of 8% of total risk-based capital to total risk-weighted assets. In addition, the OTS has adopted regulations imposing certain restrictions on savings institutions that have a total risk-based capital ratio of less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to total assets of less than 4% (or 3% if the institution is rated Composite 1 under the CAMEL examination rating system). See "- Prompt Corrective Regulatory Action."

     The core capital, or "leverage ratio," requirement mandates that a savings institution maintain core capital equal to at least 3% of its adjusted total assets. "Core capital" includes common shareholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries and certain nonwithdrawable accounts and pledged deposits. Core capital is generally reduced by the amount of the savings institution's intangible assets, with limited exceptions for permissible mortgage servicing rights ("MSRs"), purchased credit card relationships and certain intangible assets arising from prior regulatory accounting practices. Core capital is further reduced by the amount of a savings institution's investments in and loans to subsidiaries engaged in activities not permissible for national banks. At
December 31, 1999, the Bank has no such investments.

     The risk-based capital standards of the OTS require maintenance of core capital equal to at least 4% of risk-weighted assets and total capital equal to at least 8% of risk-weighted assets. For purposes of the risk-based capital requirement, "total capital" included core capital plus supplementary capital up to the amount of core capital. Supplementary capital includes preferred stock that does not qualify as core capital, nonwithdrawable accounts and pledged deposits to the extend not included in core capital, perpetual and mandatory convertible subordinated debt and maturing capital instruments meeting specified requirements and a portion of the institution's loan and lease loss allowance.

     The risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after the dollar amount of each such asset and item is multiplied by an assigned risk weight, which ranges from 0% to 100% as assigned by the OTS capital regulations based on the risks the OTS believes are inherent in the type of asset or off-balance sheet item.

     The OTS risk-based capital regulation also included an interest rate risk ("IRR") component that requires savings institutions with greater than normal IRR, when determining compliance with the risk-based capital requirements, to maintain additional total capital. The OTS has, however, indefinitely deferred enforcement of its IRR requirements.

     Prompt Corrective Regulatory Action - Under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), the federal banking regulators are required to take prompt corrective action in respect of depository institutions that no not meet certain minimum capital requirements, including a leverage limit and a risk-based capital requirement. All institutions, regardless of their capital levels, are restricted from making any capital distributions or paying any management fees that would cause the institution to become undercapitalized. As required by FDICIA, banking regulators, including the OTS, have issued regulations that classify insured depository institutions by capital levels and provide that the applicable agency will take various prompt corrective actions to resolve the problems of any institution that fails to satisfy the capital standards.

     Under the joint prompt corrective action regulations, a "well-capitalized" institution is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a ratio of tier 1 capital to total assets ("leverage ratio") of 5%. An "adequately capitalized" institution is one that does not qualify as "well capitalized" but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the institution has the highest composite examination rating. An institution not meeting these criteria is treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which its capital levels are below these standards. An institution that falls within any of the three "undercapitalized" categories will be subject to certain severe regulatory sanctions required by FDICIA and the implementing regulations. As of December 31, 1999, the Bank was "well-capitalized" as defined by the regulations, with a total risk-based capital ratio of 20.35%, a Tier 1 risk-based capital ratio of 19.26% and a leverage ratio of 19.26%.

     Insurance of Accounts and Regulation by the FDIC - The Bank is a member of the Savings Association Insurance Fund, which is administered by the FDIC. Deposits are insured up to the applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the Savings Association Insurance Fund or Bank Insurance Fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

     The FDIC is authorized to increase assessment rates, on a semi-annual basis, if it determines that the reserve ratio of the Savings Association Insurance Fund will be less than the designated reserve ratio of 1.25% of Savings Association Insurance fund insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on Savings Associations Insurance Fund members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

     Effective January 1, 1999, the premium schedule for Bank Insurance Fund and Savings Association Insurance Fund insured institutions ranged from 0 to 27 basis points. IGA is in the category of institutions that pay no deposit insurance premiums. However, all insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980's. The current rate for Savings Association Assurance Fund insured institutions is 6.1 basis points for each $100 in domestic deposits, while Bank Insurance Fund insured institutions pay an assessment equal to 1.22 basis points for each $100 in domestic deposits. After January 1, 2000, Savings Association Insurance Fund and Bank Insurance Fund insured institutions will be the same. These assessments, which may be revised based upon the level of Bank Insurance Fund and Savings Association Insurance Fund deposits, will continue until the bonds mature in the year 2017.

     Limitations on Dividends and Other Capital Distributions - OTS regulations impose various restrictions on savings banks with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings bank from declining or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the bank would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

     Generally, savings banks, such as IGA, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the bank's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of their net income for the most recent four-quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. We may pay dividends in accordance with this general authority.

     Savings banks proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings banks that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period notice based on safety and soundness concerns.

     The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a savings bank may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not of supervisory concern, and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings banks that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings bank may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

     Liquidity - All savings banks, including IGA, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and short-term borrowings (borrowings payable in one year or less). For a discussion of what we include in liquid assets, see "Management's Discussion and Analysis Of Financial Condition and Results of Operations -- Liquidity." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings banks. At the present time, the minimum liquid asset ratio is 4%. Penalties may be imposed upon banks for violations of the liquid asset ratio requirement. At December 31, 1999 (the latest available date), we were in compliance with this requirement with an overall regulatory liquidity ratio of 30.98%.

     Qualified Thrift Lender Test - All savings banks, including IGA, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings bank to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings bank may maintain 60% of its assets in those assets specified in
Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 1999, we met the test.

     Any savings bank that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If a bank does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings bank and a national bank and it is limited to national bank branching rights in its home state. In addition, the bank is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such bank has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any bank that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies.

     Community Reinvestment Act - Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods, the CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of IGA, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by IGA. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

     The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, IGA may be required to devote additional funds for investment and lending in its local community. We were examined for CRA compliance in April, 1999 and received a rating of "satisfactory."

     Transactions with Affiliates - Generally, transactions between a savings bank or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of IGA include the Company and any company which is under common control with IGA. In addition, a savings bank may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings banks as affiliates on a case by case basis.

     Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must generally be made on terms substantially the same as for loans to unaffiliated individuals or as offered to all employees in a company-wide benefit program.

     Federal Securities Law - The stock of the Company is registered under the Securities Exchange Act of 1934, as amended
(the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

     Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

     Federal Reserve System - The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1999, we were in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "Liquidity."

     Savings banks are authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require banks to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Association.

     Federal Home Loan Bank System - We are a member of the FHLB of Pittsburgh, which is one of 12 regional FHLBS, that administers the home financing credit function of savings banks. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

     As a member, we are required to purchase and maintain stock in the FHLB of Pittsburgh. On August 11, 1998, we made our initial purchase of $833,500 in FHLB stock, which was in compliance with this requirement. We receive dividends on our FHLB stock on a quarterly basis.

     Under federal law the FHLBs are required to provide funds for the resolution of troubled savings banks and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of our FHLB stock may result in a corresponding reduction in our capital.

     Employees - At December 31, 1999, IGA had a total of 77 employees, including 10 part-time employees. IGA's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Subsidiaries of JADE

     JADE Abstract is a licensed title insurance agency founded for the purpose of originating title insurance to the customers of IGA, other financial institutions, attorneys, accountants, real estate brokers, builders, and the private consumer. The market area includes southeastern Pennsylvania, primarily, the Philadelphia five county region. JADE Abstract has a three person board of directors and employs a full time licensed title agent. Title insurance protects the lender and the home buyer against any title defects when a new home is purchased.
Premiums for title insurance are traditionally paid by the borrower and are a cost of obtaining financing secured by real estate. It also provides protection to the lender when a borrower refinances a home. Title insurance may be required on both residential and commercial transactions.

     JADE Insurance Agency, a Pennsylvania Corporation and a wholly owned subsidiary of JADE (the "Agency"), was formed for the purpose of providing a diverse set of insurance products to meet the needs of existing and potential customers of IGA, as well as to provide products to other financial institutions such as credit unions and community banks. The products outlined in the business plan generate fee income to the agency, and also provide comprehensive service to existing IGA customers and the
general public.   Insurance products such as accidental death &
dismemberment (AD&D), term life, long-term care, auto, homeowner, whole life, universal life, health, collateral protection and mortgage life will be marketed through a direct mail program as well as a point of sale program. The Agency has enlisted the help of strategic partners in the development and marketing of the insurance products. As of December 31, 1999, there was no income or expenses related to this subsidiary.

Item 2

                           Properties

     IGA conducts its business through IGA's branch offices.
All property is owned or leased by IGA. IGA believes that its current facilities are adequate to meet the present and foreseeable needs of IGA and JADE FINANCIAL. The total net book value of IGA's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at December 31, 1999 was $1.89 million.

     IGA owns the branch office located at 213 West Street Road, Feasterville, Pennsylvania. This facility is approximately 23,000 square feet and also serves as IGA and JADE FINANCIAL's executive offices. IGA also owns the branch office located at 1501 S. Newkirk Street, Philadelphia, Pennsylvania. This facility is approximately 1,000 square feet.

     IGA leases a space of approximately 2,500 square feet for the branch office located at 521 East Baltimore Pike, Media, Pennsylvania. IGA's annual lease expense in calendar year 1999 was $30,938. IGA's lease is for a term of 5 years at an annual cost of $45,000.

     IGA leases a space of approximately 1,800 square feet for the branch office located at 2301 Market Street, Philadelphia, Pennsylvania. IGA's annual Lease expense in calendar year 1998 was $22,644, and will be $22,644 in calendar year 2000.

     IGA leases a space of approximately 1,800 square feet for the branch office located at 500 Chesterbrook Boulevard, Wayne, Pennsylvania. IGA's annual lease expense in calendar year 1999 was $34,867, and will be $35,124 in calendar year 2000. This Lease has a five year term expiring on March 31, 2003.

Item 3

                        Legal Proceedings

     From time to time IGA is involved as plaintiff or defendant in various legal actions arising in the normal course of business. Presently, IGA is not involved as a defendant in any legal proceedings.

Item 4

        Submission of Matters to a Vote of Security Holders
                              None.



                             Part II

Item 5

        Market for Registrant's Common Equity and Related
                       Stockholder Matters

     JADE Financial Corp. consummated an initial public offering of its Common Stock, par value $0.01 per share, in September 1999 with the final closing on October 4, 1999. The Company's common stock is traded on the NASDAQ Stock Market under the symbol "IGAF". As of December 31, 1999, there were approximately 1,125 beneficial owners of the Company's Common Stock. The following chart gives the high and low sale prices for the Common Stock of Jade for the year ended December 31, 1999:

Quarter ended
December 31, 1999

                         High:  $8.8125
                         Low:   $8.00


           SELECTED CONSOLIDATED FINANCIAL INFORMATION

     In 1998, IGA Federal Savings changed its fiscal year from a period ending June 30 to a period ending December 31. Accordingly, the summary information presented below under "Selected Financial Condition Data" and "Selected Operations Data" for, and as of the end of, each of the years ended June 30 and the twelve months ended December 31, 1999 and the six months ended December 31, 1998 is derived from JADE's or IGA's audited financial statements as the case may be. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with the Consolidated Financial Statements, the related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                    Selected Financial Condition

                                       At Dec. 31,   At Dec 31,        At June 30,
                                          1999          1998         1998       1997
                                                               (In Thousands)
Selected Financial Condition Data:

Total assets                             $199,576     $171,091     $159,852   $164,752
Cash and cash equivalents                  13,242       18,351       12,981     16,587
Loans receivable, net                     114,081      102,900       98,096    100,371
Mortgage-backed securities:
  Held-to-maturity                          4,314        6,635        9,071     14,320
  Available-for-sale                        8,859       10,176       14,267     13,724
Investment securities:
  Held-to-maturity                              0            0          500      7,731
  Available-for-sale                       40,783       28,726       19,340      7,199
Deposits                                  156,124      154,888      143,934    149,846
Borrowings                                 15,000            0
Equity                                     27,240       15,276       15,080     14,246

  Total investments held-to-maturity        4,314        6,635        9,571     22,051
  Total investments available-for-sale     49,642       38,902       33,607     20,923
</table?

                      Selected Operations Data


                             12 mth. Dec.   6 mth. Dec.   Year Ended June 30,
                                 1999           1998        1998      1997
                                                        (In Thousands)
Selected Operations Data:

Total interest income           $12,516       $5,789      $11,476   $11,660
Total interest expense            5,496        2,762        5,475     5,655

  Net interest income             7,020        3,027        6,001     6,005
Provision for loan losses           520          300        1,038       847
Net interest income after
  provision for loan losses       6,500        2,727        4,963     5,158
Service fees                        566          338          887       767
Gain (loss) on sales of
  investment securities               0          198            0        (7)
Other non-interest income           573          268           71        91
  Total non-interest income       1,139          804          958       851
Total non-interest expense        7,239        3,119        5,258     4,983
 Income tax expense                 107          146            0

Net income                         $293         $266         $663    $1,026

                      Selected Financial Ratios

                                                                   Dec. 31,   Dec. 31,  Year Ended June 30,
                                                                     1999       1998      1998       1997
Selected Financial Condition Data:

Performance Ratios:
  Return on assets (ratio of net income to average total assets)     0.16%      0.32%     0.42%     0.64%
  Return on equity (ratio of net income to average equity)           1.68%      3.46%     4.52%     7.55%
  Interest rate spread                                               3.99%      3.75%     3.66%     3.64%
  Net interest margin                                                4.07%      3.90%     3.93%     3.86%
  Operating expenses to average total assets                         3.87%      3.77%     3.33%     3.10%
  Average interest-earning assets to average
    interest-bearing liabilities                                   102.55%    104.13%   107.58%   106.17%

Quality Ratios:
  Non-performing assets to total assets at end of period             0.11%      0.10%     0.14%     0.49%
  Allowance for loan losses to non-performing assets               608.53%    631.76%   419.47%   124.69%
  Allowance for loan losses to gross loans receivable                1.11%      1.03%     0.96%     0.99%

Capital Ratios:
  Equity to total assets at end of period                           13.65%      8.93%     9.43%     8.65%
  Average equity to average assets                                   9.34%      9.30%     9.29%     8.45%

Other Data:
  Number of full service offices                                        5          5         5         5

Item 6

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the Company's consolidated financial condition and results of operations and capital resources and liquidity should be read in conjunction with the Consolidated Financial Statements and related Notes included elsewhere herein. Statements regarding the Company's expectations as to financial results and other aspects of its business set forth herein or otherwise made in writing or orally by the Company may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that might cause or contribute to such differences include, but are not limited to, uncertainty of future profitability, changing economic conditions and monetary policies, uncertainty of interest rates, risks inherent in banking transactions, competition, extent of government regulations, and delay in or failure in obtaining regulatory approvals.

General

     We are primarily engaged in the business of attracting deposits from the general public and originating consumer loans, including home equity, auto, credit card and personal loans, and residential real estate loans secured by first mortgages on owner-occupied, one- to four-family residences in our market area. IGA originates a limited amount of commercial loans. IGA also invests in investment and mortgage related securities.

     Our net income is dependent primarily on our net interest income, which is the difference between interest earned on loans and investments and the interest paid on our deposits and borrowings. IGA's interest rate spread is also affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. Our net income is also affected by the generation of non-interest income, which primarily consists of fees and service charges. In addition, net income is affected by the level of operating expenses and provisions for loan losses.

     The operations of financial institutions, including IGA, are significantly affected by prevailing economic conditions, competition and regulatory policies, and the monetary and fiscal policies of the U.S. Government. Lending activities are influenced by the demand for, and supply of housing, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of funds are influenced by prevailing market rates of interest primarily on competing investments, account maturities and the levels of personal income and savings in our market area.

RESULTS OF OPERATIONS

     General

     The Bank's results of operations depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, and interest expense on its interest-bearing liabilities. Its interest-earning assets consist primarily of loans receivable and investment securities, while its interest-bearing liabilities consist primarily of deposits and borrowings. The Bank's net income is also affected by its provision for loan losses and its level of non-interest income as well as by its non-interest expense, such as salary and employee benefits, occupancy costs and charges relating to non-performing and other classified assets. In 1998, the Bank's fiscal year was changed from June 30 to December 31. The results of operations in this section are being presented as a comparison between December 31, 1999 and June 30, 1998 in order to provide a comparison between twelve month operational periods.

     Net Income

     The Bank's net income totaled $293,000 and $663,000 for the years ended December 31, 1999 and June 30, 1998 respectively. Results of operations for the year-end December 31, 1999 reflect a non-recurring, contribution to the IGA Charitable Foundation. Excluding the effect of this contribution, net income for the year was $812,000. This increase was due largely to the increase in net interest income discussed below.

     Net Interest Income and Average Balances

     Net interest income is the key component of the Bank's profitability structure and is managed in coordination with the Bank's interest rate sensitivity position.

     The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and rate information for the periods presented. Average balances are derived from daily balances during the indicated periods, except where noted otherwise.

                                          12 months ended December 31,  6 months ended December 31,         Year ended June 30,
                                                         1999                           1998                        1998
                                            Average   Interest            Average    Interest           Average   Interest
                                          Outstanding Earned/  Yield/   Outstanding  Earned/  Yield/  Outstanding Earned/  Yield/
                                            Balance     Paid    Rate      Balance      Paid    Rate     Balance     Paid    Rate
                                              (Dollars in Thousands)                                  (Dollars in Thousands)
Interest-earning assets:
  Loans receivable                          $110,824   $8,947    8.07%    $100,915    $4,275   8.47%     $99,342   $8,734    8.79%
  Investments                                 61,505    3,569    5.80%      54,501     1,514   5.56%      53,456    2,742    5.13%

    Total earning assets                     172,329   12,516    7.26%     155,416     5,789   7.45%     152,798   11,476    7.51%
  Non-interest earning assets                 14,678                        10,026                         5,007
                                                                        .
  Total assets                              $187,007                      $165,442                      $157,805

Interest-bearing liabilities:
  Savings deposits                           $74,180    1,540    2.08%     $68,852       834   2.42%     $63,361    1,682    2.65%
  NOW accounts                                10,159        0    0.00%       9,277         0   0.00%       8,661        0    0.00%
  Money market accounts                       10,767      337    3.13%       9,038       160   3.54%       8,298      316    3.81%
  Certificates of deposit                     66,938    3,501    5.23%      62,082     1,767   5.69%      61,713    3,477    5.63%
  Other Notes Pay - FHLB                       6,000      116    1.93%           0         0

    Total interest-bearing liabilities       168,044    5,494    3.27%     149,249     2,761   3.70%     142,033    5,475    3.85%
  Non-interest bearing liabilities             1,503                           799                         1,109

    Total liabilities                        169,547                       150,048                       143,142
  Equity                                      17,460                        15,394                        14,663

    Total liabilities and equity            $187,007                      $165,442                      $157,805

Net interest-earning assets                   $4,285                        $6,167                       $10,765
Net interest spread                                    $7,022    3.99%                $3,028   3.75%               $6,001    3.66%
Net interest margin                                              4.07%                         3.90%                         3.93%
Ratio of average interest-earning assets
  to average interest-bearing liabilities     102.55%                       104.13%                       107.58%

     Net interest income of $7.0 million in 1999 was 16.67% higher than June 30, 1998's net interest income of $6.0 million. The Bank's net interest margin, net interest income divided by total average interest-earning assets, increased 14 basis points to 4.07% for the year ended December 31, 1999 compared to 3.93% for the year ended June 30, 1998. The Bank's net interest spread, the difference between the yield on interest-earning assets and the rates paid on interest-bearing liabilities, increased 33 basis points to 3.99% for the year ended December 31, 1999, from 3.66% for the year ended June 30, 1998. The improvement in net interest margin reflected an increase in the Bank's interest earning assets and a lower cost of funds. The increase in the net interest spread is due to a decrease in the rates paid on interest-bearing liabilities, and a smaller decrease in the yield on interest-earning assets.

     The Bank's yield on average interest-earning assets decreased to 7.26% for the year ended December 31, 1999 compared to 7.51% for the year ended June 30, 1998. Average loans of $111.0 million at December 31, 1999, represented 64.31% of total average interest-earning assets, and provided a 1999 yield of 8.07%, compared to average loans of $99.3 million for the year ended June 30, 1998, representing 65% of total average interest-earning assets, and providing a 1998 yield of 8.79%. The decrease in yield is the result of a decrease in the interest rate charged for loans made in 1999 as a result of a general decrease in interest rates in the economy. Average investments and interest bearing deposits with banks increased $8.0 million or 15% to $61.5 million at December 31, 1999, from $53.5 million for the year ended June 30, 1998. These assets provided a yield of 5.80% in 1999 compared to 5.13% in 1998.

     Total average interest-bearing liabilities increased $26.0 million or 18.31% to $168.0 million for the year ended December 31, 1999, from $142.0 million for the year ended June 30, 1998. This increase resulted from IGA's ability to attract new deposits from customers other than credit union members. However, total interest expense increased a modest $21,000 to $5.49 million for the year ended December 31, 1999 from $5.47 million for the year ended June 30, 1998 because the Bank's cost of funds decreased to 3.27% for the year ended December 31, 1999 from 3.85% for the year ended June 30, 1998.

Rate/Yield Analysis

     Net interest income is effected by changes in both average interest rates and average volumes of interest-earning assets and interest-bearing liabilities. The following table presents, on a tax equivalent basis, the average daily balances of assets, liabilities and shareholders' equity and the respective interest earned or incurred on interest-earning assets and interest-bearing liabilities, as well as average rates for the period indicated (in thousands):

     The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Bank's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate (in thousands):

                                      For or at the Year ended                    For or at the Year ended
                                    December 1999 vs. December 1998               June 1998 vs. June 1997
                                 -------------------------------             --------------------------
                                    Increase (decrease) due to                Increase (decrease) due to
                                                              Total                                     Total
                                                    Rate/    Increase                        Rate/    Increase
                                 Rate    Volume    Volume   (Decrease)     Rate    Volume   Volume   (Decrease
                                ------   -----------------------------    ------   ----------------------------
                                               (In Thousands)                          (In Thousands)

Interest-earning assets:
  Loans receivable              ($491)    $903      ($52)       $360       $109     ($25)     ($1)       $83
  Investments                     296      391        41         728       (149)    (124)       6       (267)

    Total earning assets         (195)   1,294       (11)      1,088        (40)    (149)       5       (184)

Interest-bearing liabilities
  Savings deposits               (297)     142       (24)       (179)         8       33        1         42
  NOW accounts                      0        0         0           0          0        0        0          0
  Money market accounts           (45)      73       (10)         18         17       (1)       0         16
  Certificates of deposit        (236)     369       (26)        107         80     (311)      (7)      (238)
  Borrowings                        0        0       116         116      _____    _____    _____     ______

    Total interest-bearing       (578)     584        56          62        105     (279)      (6)      (180)
    liabilities                 ------   -----     -----       -----       -----   -----    -----      -----

Change in net interest           $383     $710      ($67)      1,026      ($145)    $130      $11        ($4)
income                          =====    =====      =====      =====     ======     ====    =====      =====

Provision for Loan Losses

     For the year ended December 31, 1999, the provision for loan losses was $520,000 compared to $1,038,000 for the fiscal year ended June 30, 1998. The provision decreased in 1999 due to an adjustment of $350,000 taken in the first six months of 1998 to bring the allowance for loan loss within OTS guidelines in preparation for the conversion of the Bank from a credit union to a federal savings bank. On a quarterly basis, the Company's Board of Directors and management perform a detailed analysis of the adequacy of the allowance for loan losses. This analysis includes an evaluation of credit risk concentration, delinquency trends, past loss experience, current economic conditions, composition of the loan portfolio, classified loans, and other relevant factors. The loan growth experienced by the Company has not resulted in significant percentage increases in delinquencies or an increase in the chargeoffs incurred by the Company. Net chargeoffs by the Company for the fiscal years ended December 31, 1999, and June 30, 1998 were $310,000 and $1,095,000 respectively.

     Non-Interest Income

     Non-interest income increased $181,000 or 18.89% to $1,139,000 for 1999 compared to $958,000 for June 30, 1998. The primary reason for this increase is due to an increase in service fee income and income generated from the use of our debit and credit card products. Management anticipates non-interest income will increase significantly in the near future primarily from the income generated on the bank owned life insurance placed in December, 1999.

     Non-Interest Expense

     The following table provides a summary of non-interest expense, by category of expense, for the two years ended
December 31, 1999 and June 30, 1998. (in thousands):

                                         Year Ended   Year Ended
                                           Dec. 31,    June 30,
                                            1999         1998

Salaries and employment benefits           $3,182       $2,612
Office and occupancy expense                1,210          942
Professional fees                             183          165
Printing and postage                          240          246
Loan Servicing                                180          183
Bank and Mac Charges                          726          642
Advertising, marketing                        170          104
Insurance Expense                             112         155
Foundation Expense                            725           0
Other operating expense                       511          209
  Total                                    $7,239       $5,258

     Total non-interest expense increased 35.85% or $1.9 million, to $7.2 million in 1999 compared to $5.3 million in 1998. This increase was primarily due to a non-recurring charge of $725,000 related to the initial contribution to the IGA Charitable Foundation, an increase of $570,000 in compensation and benefits, a $268,000 increase in office and occupancy costs, and $302,000 in other operating costs related to debit and credit card processing. Compensation and benefits reflects a full year's advance contribution to the Employee Stock Ownership Plan ("ESOP")that the Company elected to make in 1999.

Income Taxes

     The Company had an income tax expense of $107,000 for fiscal year ended December 31, 1999 and no income tax expense as of June 30, 1998 because of its tax exempt status as a Federal
Credit Union.

     Liquidity and Capital Resources

     Pursuant to federal regulations, financial institutions must maintain liquidity to meet day-to-day requirements of depositor and borrower customers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by investments in U.S. Government and agency securities, time deposits with banks and federal funds sold. These assets totaled $13.24 million at December 31, 1999, compared to $18.35 million at December 31, 1998. Maturing and prepayment of loans as well as the monthly cash flow associated with certain mortgage-backed securities are other sources of asset liquidity.

     Sources of liability liquidity are provided by attracting deposits with competitive rates, using repurchase agreements, buying federal funds or utilizing the facilities of the Federal Home Loan Bank System. We historically have relied exclusively on deposits. However, we expect that the influx of capital from the conversion will cause us to begin to borrow funds in order to increase earning assets and achieve an acceptable return on equity for our shareholders.

     We believe that IGA maintains and has maintained sufficient short-term and liquid assets (including securities available-for-sale) to meet liquidity requirements of its operations.

     Market Risk Analysis

     We derive our income primarily from the excess of interest collected over interest paid. The rates of interest we earn on assets and pay on liabilities generally are established contractually for a period of time. Market interest rates change over time. Accordingly, our results of operations, like those of many financial institutions, are affected by changes in interest rates and the interest rate sensitivity of our assets and liabilities.

     In an attempt to manage our exposure to changes in interest rates and comply with applicable regulations, we monitor IGA's interest rate risk. In monitoring interest rate risk, we continually analyze and manage assets and liabilities based on their payment streams and interest rates, the timing of their maturities, and their sensitivity to actual or potential changes in market interest rate.

     An asset or liability is interest-rate sensitive within a specific time period if it will mature or reprice within that time period. If our assets mature or reprice more rapidly or to a greater extent than our liabilities, then net portfolio value and net interest income would tend to increase during periods of rising interest rates and decrease during periods of falling interest rates. Conversely, if our assets mature or reprice more slowly or to a lesser extent than our liabilities, then net portfolio value and net interest income would tend to decrease during periods of rising interest rates and increase during periods of falling interest rates. Our policy has been to address the interest rate risk inherent in the historical savings institution business of originating long-term loans funded by short-term deposits by maintaining sufficient liquid assets for material and prolonged changes in interest rates.

     Management regularly reviews our asset and liability position including our interest rate risk and trends, liquidity and capital ratios and related regulatory requirements. In addition, management reviews simulations of the effect of changes in interest rates on IGA's capital, net interest income and net income.

     Net Portfolio Value

     In order to encourage savings associations to reduce their interest rate risk, the Office of Thrift Supervision adopted a rule incorporating an interest rate risk ("IRR") component into the risk-based capital rules. The IRR component is a dollar amount that will be deducted from total capital for the purpose of calculating an institution's risk-based capital requirement and is measured in terms of the sensitivity of its net portfolio value ("NPV") to changes in interest rates. NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts. An institution's IRR is measured by the change to its NPV as result of a hypothetical 200 basis point ("bp") change in market interest rates. A resulting change in NPV of more than 2% of the estimated present value of total assets ("PV") will require the institution to deduct from its capital 50% of that excess change. Based on IGA's asset size and risk-based capital, we have been informed by the Office of Thrift Supervision that IGA is exempted from this rule. Nevertheless, the following table presents an estimate of the change in our NPV at December 31, 1999 as calculated by our personnel, based on quarterly financial information.

Change in Interest   Estimated    Ratio of NPV    Estimated   Increase
      Rates             NPV            to         (Decrease)   in NPV
  (Basis Points)      Amount      Total Assets      Amount     Percent
------------------   ---------    ------------    ---------    -------
                              (Dollars in Thousands)

      +300             17,459         9.09%         (5,325)    -23.00%
      +200             19,193         9.87%         (3,591)    -16.00%
      +100             20,991        10.67%         (1,794)     -8.00%
         0             22,785        11.45%             --
      -100             24,266        12.07%          1,483       7.00%
      -200             25,492        12.57%          2,708      12.00%
      -300             26,532        12.98%          3,748      49.00%

     In the above table, the first column on the left presents the basis point increments of yield curve shifts. The second column presents the overall dollar amount of NPV at each basis point increment. The third column presents IGA's ratio of NPV to total assets. The remaining columns present IGA's actual position in dollar change and percentage change in NPV at each basis point increment.

     Were IGA subject to the IRR component at December 31, 1999, it would not have been considered to have had a greater than normal level of interest rate exposure and a deduction from capital would not have been required. Although we have been advised by the Office of Thrift Supervision that IGA is not subject to the IRR component discussed above, it is still subject to interest rate risk and, as can be seen above, rising interest rates will reduce IGA's NPV. The Office of Thrift Supervision has the authority to require otherwise exempt institutions to comply with the rule concerning interest rate risk. See "Regulation - Regulatory Capital Requirements."

     Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under the various interest rate scenarios and should not be relied upon as indicative of actual results. Certain shortcomings are inherent in the method of analysis presented in the computation of NPV. Although certain assets and liabilities may have similar maturities or periods within which they reprice, they may react differently to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In the event of a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making the calculations set forth above.

Financial Condition

     General

     Total assets at December 31, 1999 were $199.6 million, an increase of $28.5 million or 16.66% from $171.1 million at December 31, 1998. This increase was mainly due to the increase in net loans of $11.2 million or 10.88%; an increased in investment securities of $8.5 million or 11.76%, and a $10.0 million purchase of bank owned life insurance. The increase in total assets was funded primarily by an increase of $15.0 million in borrowed funds and the net proceeds received in the conversion.

     Shareholders' equity totaled $27.2 million at December 31, 1999 compared to $15.3 million at December 31, 1998. The $11.9 million increase was primarily due to the net proceeds of $14.1 received from the conversion and an increase of $1.4 million in the accumulated other comprehensive income account. At the time of conversion, the Employee Stock Ownership Plan ("ESOP") of the Bank purchased 145,000 shares utilizing the proceeds of a $1.2 million loan form the Company. Tangible book value per share was $14.04 and the tangible equity to asset ratio was 13.04% at December 31, 1999. The Bank's capital ratios are well in excess of all regulatory requirements at year end December 31, 1999.

Lending Activities

     IGA is primarily engaged in the business of attracting deposits from the general public and originating consumer loans, including home equity, auto, credit card and personal loans and residential real estate loans, secured by first mortgages on owner-occupied , one-to-four family residences in our market area. IGA also originates a limited amount of commercial loans.

     Net loans receivable increased by $11.2 million or 10.88% from $102.9 million at December 31,1998 to $114.1 million at December 31, 1999. This increase was due primarily to strong first mortgage demand and a strong demand for consumer loans, particularly automobile loans.

     The following table sets forth the composition of IGA's loan portfolio at December 31, 1999 and 1998 and June 30, 1998, 1997 and 1996. For the periods presented, there is no significant concentration of loans in any one industry. No loans have been made to borrowers outside the United States.


                                 December 31,        December 31,                               June 30,
                                    1999               1998                 1998                  1997                  1996
                                                                   -------------------      -----------------     -----------------
                              Amount   Percent   Amount   Percent     Amount    Percent     Amount    Percent    Amount    Percent
                                                                    (Dollars in Thousands)

Real Estate Loans:
One-to four-family            $43,434   37.66%   $40,114   38.57%    $35,799    36.15%    $31,429     31.02%   $31,722     33.33%
Commercial                      2,996    2.60%     1,408    1.35%        256     0.26%          0      0.00%         0      0.00%
  Total real estate loans      46,430   40.25%    41,522   39.93%     36,055    36.41%     31,429     31.02%    31,722     33.33%

Consumer Loans:
Home equity                    24,172   20.96%    22,421   21.56%     23,174    23.40%     24,154     23.84%    21,264     22.34%
Automobile                     24,406   21.16%    18,748   18.03%     18,844    19.03%     20,470     20.20%    17,869     18.78%
Credit cards                   10,955    9.50%    10,920   10.50%     10,269    10.37%     10,700     10.56%     9,555     10.04%
Signature loans                 5,414    4.69%     6,329    6.09%      6,577     6.64%      9,307      9.19%     9,917     10.42%
Other                           2,498    2.17%     3,658    3.52%      3,871     3.91%      5,264      5.20%     4,840      5.09%
Commercial                      1,469    1.27%       400    0.38%        237     0.24%
  Total consumer loans         68,914   59.75%    62,474   60.07%     62,972    63.59%     69,895     68.98%    63,445     66.67%
  Total loans                 115,344  100.00%   103,996  100.00%     99,027    100.00%   101,324    100.00%    95,167    100.00%
                                       =======            =======               ======               ======               =======
Less:
Deferred fees and discounts        21                (22)                 17                   52                   62
Allowance for losses           (1,284)            (1,074)               (948)              (1,005)                (558)
  Total loans receivable,    $114,081           $102,900             $98,096             $100,371              $94,671
net                          ========           ========             =======             ========              ========

     The following table shows the composition of IGA's loan portfolio by fixed and adjustable rate at December 31, 1999 and 1998, (to reflect the recent change in IGA's fiscal year-end from June 30 to December 31) and June 30, 1998, 1997 and 1996.

                                  December                 December 31,                 June 30,
                                    1999                       1998             1998              1997                1996
                                  Amount     Percent     Amount   Percent  Amount  Percent   Amount   Percent    Amount  Percent
                                                                          (Dollars in Thousands)
Fixed-Rate Loans:
Real estate:
 One- to four-family             $42,419      36.78%    $38,446   36.97%  $34,011   34.43%   $28,675   28.30%   $28,653   30.11%
 Home equity                      19,450      16.86%     17,054   16.40%   17,164   17.37%    16,818   16.60%    13,285   13.96%
 Commercial                       $2,996       2.60%     $1,408    1.35%
Automobile and truck              24,406      21.16%     18,746   18.03%   18,844   19.07%    20,470   20.20%    17,869   18.78%
Signature loans                    5,163       4.48%      6,329    6.09%    6,577    6.66%     9,307    9.19%     9,917   10.42%
Commercial                           871       0.76%          0    0.00%
Other                              2,157       1.87%      3,284    3.16%    3,078    3.12%     4,466    4.41%     4,241    4.46%
 Total fixed-rate loans           97,462      84.50%     85,267   81.99%   79,674   80.65%    79,736   78.69%    73,965   77.72%

Adjustable-Rate Loans:
Real estate:
 One- to four-family               1,015       0.88%      1,668    1.60%    2,044    2.07%     2,754    2.72%     3,069    3.22%
 Home equity                       4,722       4.09%      5,367    5.16%    6,010    6.08%     7,336    7.24%     7,979    8.38%
Credit cards                      10,955       9.50%     10,920   10.50%   10,269   10.39%    10,700   10.56%     9,555   10.04%
Commercial                           598       0.52%        400    0.38%
Other/Signature                      592       0.51%        374    0.36%      793    0.80%       798    0.79%       599    0.63%
 Total adjustable-rate loans      17,882      15.50%     18,729   18.01%   19,116   19.35%    21,588   21.31%    21,202   22.28%
 Total loans                     115,344     100.00%    103,996  100.00%   98,790  100.00%   101,324  100.00%    95,167  100.00%

Less:
Deferred fees and discounts            0                    (22)               17                 52                 62
Allowance for losses              (1,074)                (1,074)             (948)            (1,005)              (558)
  Total loans receivable, net   $114,270               $102,900           $97,859           $100,371            $94,671

     Residential Mortgage Loans

     IGA originates substantially all of its mortgage loans through its retail branch network. IGA generally underwrites one-to-four family loans based on the applicant's employment, credit history and appraised value of the subject property. Presently, IGA lends up to 95% of the lesser of the appraised value or purchase price for one-to-four-family residential loans. For loans with a loan-to-value ratio in excess of 80%, IGA requires the borrowers to obtain private mortgage insurance. As a result, IGA has not experienced any material loss with respect to residential mortgage loans having a loan-to-value ratio greater than 80%. All first mortgage loans require title and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements.
IGA also requires title insurance on properties securing mortgage loans, in accordance with local practice. All mortgage loans must be approved by the Senior Vice President of Lending and loans exceeding $250,000 must be approved by the President.

     In order to approve a property as security for a loan, IGA requires a satisfactory appraisal by an approved independent appraiser. Independent appraisers must abide by IGA's appraisal policies and must be approved by IGA's Board of Directors.

     IGA currently originates one-to-four family mortgage loans on either a fixed or adjustable basis, as consumer demand dictates. IGA's pricing strategy for mortgage loans includes setting interest rates that are competitive with Fannie Mae and Freddie Mac, other local financial institutions, and IGA's internal needs. Adjustable rate mortgage ("ARM") loans are offered with either a one-year or three-year term to the initial repricing date. After the initial period, the interest rate for each ARM loan generally adjusts annually for the remainder of the term of the loan. IGA uses the United States Treasury Constant Maturity Index to reprice ARM loans. At December 31, 1999, IGA had $43.4 million or 37.66% of our gross loan portfolio in one -to-four family mortgage loans.

     Commercial Loans

     IGA recently took steps to expand its commercial real estate and commercial business lending program by adopting a commercial lending policy and hiring staff experienced in this area. IGA believes there is significant opportunity in small business lending due to the consolidation of financial institutions in IGA's market area.

     IGA offers a variety of multi-family and commercial real estate loans. These loans are secured primarily by multi-family dwellings, small retail establishments and small office buildings located in IGA's market areas. IGA may, from time to time, participate in commercial real estate construction loans with other lenders. At December 31, 1999 multi-family and commercial real estate loans totaled $3.0 million or 2.60% of IGA's gross loan portfolio.

     IGA offers commercial business loans in the form of lines of credit and fixed or adjustable rate term loans. These loans are generally secured by commercial assets, the borrower's personal guarantees and/or personal assets. Commercial business loans typically require monthly payments and have maximum maturities of ten years. At December 31, 1999 commercial business loans totaled $1.5 million or 1.27% of our gross loan portfolio.

     Consumer Loans

     IGA offers a variety of consumer loans, including home equity loans, auto loans, credit card loans, unsecured personal loans, and loans secured by a deposit account. At December 31, 1999, consumer loans accounted for $68.9 million or 59.75% of IGA's total loan portfolio. Of this amount, approximately $24.1 million or 20.96% consisted of home equity loans, $24.4 million or 21.16% consisted of automobile loans, $10.9 million or 9.5% consisted of credit card loans and $7.8 million or 6.86% consisted of unsecured personal loans.

     Consumer loans generally have shorter terms to maturity, which reduces IGA's exposure to changes in interest rates, and carry higher rates of interest than do one-to-four family residential mortgage loans. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

     We do not originate any consumer loans on an indirect basis. Indirect loans are contracts purchased from retailers of goods or services which have extended credit to their customers.

     The underwriting standards employed by IGA for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, with respect to any secured consumer loan the underwriting process also includes a comparison of the value of the security in relation to the proposed loan amount.

     Loan Originations, Sales and Repayments

     IGA originates loans through referrals from real estate brokers and builders, its marketing efforts, and its existing and walk-in customers. While IGA originates both adjustable-rate and fixed-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market. Demand is affected by local competition and the interest rate environment. Competition from other lenders in our market area limits, to a certain extent, the volume of loans IGA has been able to originate and place in its portfolio. IGA sells a limited amount of loans and, as a result, loans are originated according to secondary market guidelines. Furthermore, during the past few years, IGA, like many other financial institutions, has experienced significant prepayments on loans and mortgage-backed and related securities due to the sustained low interest rate environment prevailing in the United States.

     In periods of economic uncertainty, the ability of financial institutions, including IGA, to originate large dollar volumes of loans may be substantially reduced or restricted, with a resultant decrease in related interest income.

     The following table shows the loan origination, sale and repayment activities of IGA for the twelve months ended December
31, 1999 and the six months ended December 31, 1998 and the twelve months ended June 30, 1998, 1997 and 1996.

                                          Dec. 31,   Dec. 31,      Year Ended June 30,
                                            1999       1998      1998      1997     1996
                                                                 (Dollars in Thousands)
Originations by type:
Adjustable rate:
 Real estate one- to four-family              $0          $0     $229         $0        $0

   Total adjustable rate                       0           0      229          0         0

Fixed rate:
 Real estate one- to four-family           8,439       7,000    13,574     3,927    17,801
 Commerical                                1,686       1,408
 Consumer                                 30,221      12,656    20,379    31,869    23,767

   Total fixed-rate                       40,346      21,064    33,953    35,796    41,568

Total loans originated                    40,346      21,064    34,182    35,796    41,568

Principal repayments                     (28,813)    (16,140)  (31,606)  (27,566)  (29,538)
Loans sold                                     0           0    (4,873)   (2,073)   (1,677)
Increase (decrease) in other items, net     (131)        (77)       22      (457)      360

Net increase                             $11,402     $4,847    ($2,275)   $5,700   $10,713

     Asset Quality

     Loan Delinquencies

       When a borrower fails to make a payment on a loan on or before default date, a late charge notice is mailed 15 days after the due date. When the loan is 30 days past due, IGA mails a delinquent notice to the borrower. All delinquent accounts are reviewed by a collection officer, who attempts to cause the delinquency to be cured by contacting the borrower. If the loan becomes 60 days delinquent, the collection officer will generally send a personal letter to the borrower requesting payment of the delinquent amount in full, or the establishment of an acceptable repayment pan to bring the loan current within the next 90 days. If the account becomes 90 days delinquent, and an acceptable repayment plan has not been agreed upon, the collection officer will generally refer the account to legal counsel, with instructions to prepare a notice of intent to foreclose with respect to real estate loans or to a collection agency with respect to other loans. The notice if intent to foreclose allows the borrower up to 30 days to bring the account current. During this 30 day period, the collection officer may accept a written repayment plan from the borrower which would bring the account current within the next 90 days. Once the loan becomes 120 days delinquent, and an acceptable repayment plan has not been agreed upon, the collection officer, after receiving approval from the appropriate officer as designed by IGA's board of directors, will turn over the account to IGA's counsel with instructions to initiate foreclosure.

     The following table sets forth the Bank's loan delinquencies by type, by amount and by percentage of type at December 31, 1999.

                                          Loans Delinquent For:
                                  60-89 Days              90 Days and Over      Total Delinquent Loans
                                            Percent                   Percent                   Percent
                                            of Loan                   of Loan                   of Loan
                            Number  Amount  Category  Number  Amount  Category  Number  Amount  Category
                                                       (Dollars in Thousands)

Real Estate:
  One-to four-family           0      $0     0.00%       2      $73    0.17%       2      $73    0.17%

Consumer:
  Home equity                  2      11     0.05%       2       55    0.23%       4       66    0.27%
  Automobile and truck         2      15     0.06%       5       21    0.09%       7       36    0.15%
  Credit card loans           14      39     0.36%       2       11    0.10%      16       50    0.46%
  Commercial                   0       0     0.00%       1       32    2.18%       1       32    2.18%
  Signature loans              5       9     0.17%       1        2    0.04%       6       11    0.20%

    Total                     23     $74     0.06%      13     $194    0.17%      36     $268    0.23%

     Non-performing assets are comprised of non-accrual loans, accruing loans that are 90 days or more past due which are insured for credit loss, foreclosed real estate (assets acquired in foreclosures), and restructured loans. It is IGA's policy to classify a loan, other than a loan insured for credit loss, as non-accrual after the loan becomes 90 days past due for either principal or interest. Accrual of interest is discontinued for those loans which are 90 days or more delinquent, or sooner if IGA believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that collection of interest is doubtful. Upon discontinuance of interest accrual, all unpaid accrued interest is reversed.

     The following table sets forth the amounts and categories of non-performing assets at December 31, 1999 and 1998 and June
30, 1998, 1997 and 1996.

                                                 December 31,   December 31,        June 30,
                                                     1999         1998         1998   1997    1996
                                                                         (Dollars in Thousands)
Non-accruing loans:
  One- to four-family                                  73           16         $16      $0      $0
  Home equity                                          55           64         110     294     194
  Automobile                                           21           39          40      42      32
  Credit cards                                         11           41          39     174     163
  Signature loans                                       2           10          21     296     149
  Commercial                                           32            0
  Other                                                 0            0           0       0      12

    Total                                             194          170         226     806     550

Accruing loans delinquent more
  than 90 days:
  One- to four-family                                   0            0           0       0       0
  Home equity                                           0            0           0       0       0
  Automobile                                            0            0           0       0       0
  Credit cards                                          0            0           0       0       0
  Signature loans                                       0            0           0       0       0
  Other                                                 0            0           0       0       0

    Total                                               0            0           0       0       0

Foreclosed assets                                      17            0           0       0       0

Renegotiated loans                                      0            0           0       0       0

Total non-performing assets                          $211         $170        $226    $806    $550

Non-performing assets as a percent of total loans    0.18%        0.16%       0.23%   0.80%   0.58%

Non-performing assets as a percent of total assets   0.11%        0.10%       0.14%   0.49%   0.34%

     Allowance for Loan Losses

     IGA makes a quarterly determination as to an appropriate provision for earnings necessary to maintain an allowance for loan losses that is adequate for probable and reasonably estimated losses. The amount charged to earnings is based upon several factors including a continuing review of delinquent, classified and non-accrual loans, large loans, and overall portfolio quality, regular examination and review of the loan portfolio by regulatory authorities, analytical review of loan charge-off experience, delinquency rates, other relevant historical and peer statistical ratios and IGA's judgment with respect to local and general economic conditions and their impact on the existing loan portfolio.

     Assessing the adequacy of the allowance for loan losses is inherently subjective because it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change. In the opinion of management, the allowance when taken as a whole, is adequate to absorb reasonable estimated loan losses inherent in IGA's loan portfolio.

     The following table sets forth activity in the Bank's allowance for loan losses for the periods indicated.

                                                 Dec. 31,    Dec. 31,
                                                12 MONTHS   6 MONTHS     Year Ended June 30,
                                                   1999       1998      1998    1997     1996
                                                                       (Dollars in Thousands)
Balance at beginning of period                    $1,074       $948    $1,005     $558      $915

Charge-offs:
 Real estate                                          15         27        36        0         0
 Credit cards                                        216        137       479      208       260
 Other consumer loans                                212         90       757      282       561
                                                     443        254     1,272      490       821

Recoveries:
 Real estate                                           0          0         0        0         0
 Credit cards                                         52          0         0        0         0
 Other consumer loans                                 81         80       177       90       109
                                                     133         80       177       90       109

Net charge-offs                                     (310)      (174)   (1,095)    (400)     (712)
Additions charged to operations                      520        300     1,038      847       355
Balance at end of period                          $1,284     $1,074      $948   $1,005      $558

Ratio of net charge-offs during the period
 to average loans outstanding during the period     0.28%      0.17%     1.10%    0.40%     0.81%

Ratio of net charge-offs during the period
 to average non-performing assets                 146.92%    102.35%   212.21%   59.00%   138.93%

     The following table sets forth the distribution of IGA's allowance for loan losses for the years ended December 31, 1999, 1998, and June 30, 1998, 1997 and 1996 .


                                      December                        December
                                       1999                             1998
                                                 Percent                          Percent
                                                of Loans                          of Loans
                           Amount      Loan     in Each      Amount      Loan      in Each
                          of Loan     Amounts   Category    of Loan     Amounts   Category
                            Loss        by      to Total      Loss        by      to Total
                         Allowance   Category     Loans    Allowance   Category     Loans
                                                             (Dollars in Thousands)

One- to four-family          $342     $43,434     37.66%         $7     $40,114     38.57%
Commercial Real Estate       $ 30     $ 2,996      2.60%         $0     $ 1,408      1.35
Home equity                   193      24,172     20.96%        211     $22,421     21.56
Automobile                    239      24,406     21.16%         36     $18,746     18.03
Credit cards                  196      10,955      9.50%        128     $10,920     10.50
Signature loans               103       5,414      4.69%        276     $ 6,329      6.09
Other                          16       2,498      2.17%          0     $ 3,658      3.52
Commercial                    121       1,469      1.27%          0     $   400      0.38
Unallocated                    44           0      0.00%        416     $     0      0.00

  Total                    $1,284    $115,344    100.00%     $1,074    $103,996    100.00
                                     ========    ======                ========    ======


                                      June                               June
                                      1998                               1997
                                                Percent                          Percent
                                                of Loans                          of Loans
                           Amount      Loan     in Each      Amount      Loan      in Each
                          of Loan     Amounts   Category    of Loan     Amounts   Category
                            Loss        by      to Total      Loss        by      to Total
                         Allowance   Category     Loans    Allowance   Category     Loans
(Dollars in Thousands)

One- to four-family          $ 11     $35,799     36.33%         $5     $31,429     31.02%
Commercial R/E                  0           0      1.35%         $0     $     0      0.00
Home equity                    59      23,174     23.52%        198     $24,154     23.84
Automobile                     26      18,844     19.12%         34     $20,470     20.20
Credit cards                   69      10,269     10.42%        120     $10,700     10.56
Signature loans                35       6,577      6.67%        258     $ 9,307      9.19
Other                           0       3,871      3.93%          0     $ 5,264      5.20
Commercial                      0           0      0.38%          0     $     0      0.00
Unallocated                   748           0      0.00%        390     $    --      0.00

  Total                     $ 984     $98,534    100.00%     $1,005    $101,324    100.00
                                     ========    ======                ========    ======

     Investment Securities

     The Company utilizes its investment securities portfolio to manage its liquidity and interest rate risk. For this reason, the company's investment securities portfolio is classified as both available for sale and held to maturity.

     The investment policy of the Company and classification of securities are established by its Board of Directors. It is based on its asset and liability management goals and is designed to provide for a portfolio of high quality liquid investments which optimize interest income. All or a portion of the Company's investment securities portfolio may be utilized to collateralize borrowings from the FHLB or repurchase agreements.

                                                              December 31,                    December 31,
                                                                 1999                            1998
                                                          Carrying        % of         Carrying       % of
                                                           Value          Total         Value         Total

Federal funds                                            $6,565           10.69%        $8,726        15.49%
Securities held to maturity
  Mid-Atlantic Corporate Federal
    Credit Union:
      Daily share accounts                                    0            0.00%             0         0.00%
      Permanent capital account                               0            0.00%             0         0.00%
    Federal Home Loan Bank-IOD                               47            0.08%         1,237         2.20%
    Mortgage-backed securities                            4,314            7.03%         6,634        11.78%
    Municipal securities                                  4,760            7.75%         4,902         8.70%
    FHLB Stock                                              834            1.36%           834         1.48%
  Securities available for sale
    U.S. Government and agency                           36,023           58.67%        23,824        42.29%
      obligations
    Mortgage-backed securities                            8,859           14.43%        10,176        18.06%

      Total investments and
      Federal funds                                     $61,402          100.00%       $56,333       100.00%
                                                        =======          ======        =======       ======


                                                                June 30,                          June 30,
                                                                  1998                              1997
                                                          Carrying        % of         Carrying       % of
                                                           Value          Total         Value         Total
                                                                   (Dollars in Thousands)

Federal funds                                            $5,134            9.99%       $15,714        26.78%
Securities held to maturity
  Mid-Atlantic Corporate Federal
    Credit Union:
      Daily share accounts                                1,994            3.88%         6,144        10.47%
      Permanent capital account                           1,111            2.16%         1,587         2.70%
    Federal Home Loan Bank-IOD
    Mortgage-backed securities                            9,570           18.61%        14,320        24.40%
    Municipal securities
    FHLB Stock
  Securities available for sale
    U.S. Government and agency                           17,457           33.95%         7,199        12.27%
      obligations
    Mortgage-backed securities                           16,150           31.41%        13,724        23.38%

      Total investments and
      Federal funds                                     $51,416          100.00%       $58,688       100.00%
                                                        =======          ======%       =======       ======%


                                                              December 31,                    December 31,
                                                                 1999                            1998
                                                          Carrying          % of         Carrying       % of
                                                           Value            Total         Value         Total
                                                                     (Dollars in Thousands)

Mortgage-backed securities held to maturity
  GNMA                                                   $1,954            11.68%        $2,480        12.81%
  FNMA                                                      363             2.17%           537         2.77%
  FHLMC                                                       0             0.00%             0         0.00%
  CMOs                                                    1,997            11.94%         3,617        18.69%

                                                          4,314            25.79%         6,634        34.28%

Mortgage-backed securities available for sale
  FNMA                                                   $3,765            22.51%        $5,826        30.10%
  FHLMC                                                     620             3.71%         1,270         6.56%
  GNMA                                                    2,156            12.89%             0         0.00%
  CMOs                                                    2,318            13.86%         3,081        15.92%

                                                          8,859            67.25%        10,177        60.54%

   Total mortgage-backed securities                     $13,173           100.00%       $16,811       100.00%
                                                        =======           ======        =======       ======


                                                               June 30,                        June 30,
                                                                 1998                            1997
                                                          Carrying        % of         Carrying       % of
                                                           Value          Total         Value         Total
                                                                     (Dollars in Thousands)

Mortgage-backed securities held to maturity
  GNMA                                                   $2,971            11.55%        $3,709        13.23%
  FNMA                                                    1,112             4.32%         1,458         5.20%
  FHLMC                                                       0             0.00%             0         0.00%
  CMOs                                                    5,487            21.33%         9,153        32.64%

                                                          9,570            37.21%        14,320        51.06%

Mortgage-backed securities available for sale
  FNMA                                                   $7,846            30.51%        $8,148        29.05%
  FHLMC                                                   2,604            10.12%         5,576        19.88%
  GNMA                                                        0             0.00%             0         0.00%
  CMOs                                                    3,898            15.16%             0         0.00%

                                                         14,348            59.99%        13,724        48.94%

   Total mortgage-backed securities                     $23,918           100.00%       $28,044       100.00%
                                                        =======           ======        =======       ======

     The following table sets forth the contractual maturities and weighted average yield of IGA's investment securities at December 31, 1999.


                         Less Than     1 to 3     3 to 10   Over 10
                         1 Year        Years      Years     Years      Total
                                        (Dollars in Thousands)

Federal funds and
  other investments       $6,612           $0         $0        $0    $6,612
Securities held to
  maturity                 2,219          697        952       446     4,314
Securities available-
  for-sale                 6,341        8,902     34,013       386    49,642

Total                    $15,172       $9,599    $34,965      $832   $60,568
                         =======       ======    =======      ====   =======

Weighted average yield      6.10%        6.09%      5.97%     6.17%     5.99%
                         =======       ======    =======      ====   =======

     On December 14, 1999, the Holding Company invested $2,500,000 in a two year convertible debenture issued by BankZip.com, a start-up internet banking company for community banks. The debenture is convertible into 1 million shares of common stock upon the earlier of an initial public offering by BankZip or the day prior to the maturity date. The company, which spun off in December 1999 from Patriot Bank of Pottstown, is building a national network of community banks through which BankZip would offer an end-to-end internet services, such as opening an account, account balances and transferring funds. In addition to software, BankZip is proposing to give participating community institutions access to customer service through a call center it would operate and marketing that would be conducted on a national scale. Alliance Partners (community banks), also offer a national portfolio of BankZip.com co-branded financial service products, including brokerage and insurance. Once an Alliance Partner is signed up, the service can be deployed in as few as thirty days. Currently, BankZip.com is enabling Alliance Partners in the Northeast to support their launch in the Philadelphia market in May 2000. Fully developed, BankZip.com expects to support approximately 500 banks with as many as 4,000 branches and 5,000 ATMs across the nation within five years.

     Sources of Funds

     IGA's sources of funds are deposits, payment of principal and interest on loans, interest earned on or maturation of other investment securities and short-term investments, and funds provided from operations.

     IGA offers a variety of deposit accounts having a wide range of interest rates and terms. IGA's deposits consist of savings accounts, money market deposit accounts, NOW accounts and certificate of deposit accounts currently ranging in terms from 91 days to five years. IGA only solicits deposits from its market area and does not use brokers to obtain deposits. IGA primarily relies on competitive pricing policies, advertising and customer service to attract and retain these deposits.

     The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, and competition.

     IGA attracts deposits from new customers primarily by offering a wide variety of services and accounts, competitive interest rates and convenient service hours. IGA has become more susceptible to short-term fluctuations in deposit flow, as customers have become more interest rate conscious. IGA endeavors to manage the pricing of its deposits in keeping with its asset/liability management, liquidity and profitability objectives, Based on IGA's experience, management believes that IGA's savings and checking accounts are relatively stable sources of funds. However, IGA's ability to attract and maintain certificates of deposit and the rates paid on these deposits has been and will continue to be significantly affected by market conditions.

     The following table sets forth the deposit flows at IGA for the twelve months ended December 31, 1999, six months ended December 31, 1998 and (to reflect the recent change in IGA's fiscal year-end from June 30 to December 31,) the years ended June 30, 1998, 1997, and 1996.


                                       12 months          6 months
                                       Dec. 31,           Dec. 31,             Year Ended June 30,
                                        1999               1998              1998       1997        1996
                                                               (Dollars in Thousands)
Beginning balance                      $154,888          $143,934          $149,846    $145,818   $144,016

Net increase (decrease) before
  interest credited                     (4,144)             8,192          (11,387)     (1,627)    (3,903)

Interest credited                        5,380              2,762             5,475       5,655      5,705

Ending balance                        $156,124           $154,888          $143,934    $149,846   $145,818
                                      ========           ========          ========    ========   ========

Net increase (decrease)                 $1,236            $10,954           ($5,912)     $4,028     $1,802
                                      ========           ========          ========    ========   ========

     The following table sets forth the dollar amount of savings deposits in the various type of deposit programs IGA offered at December 31, 1999.


                                  December 31,           December 31,           December 31,
                                      1999                   1998                   1997
                                            Percent                Percent               Percent
                                  Amount    of Total     Amount    of Total    Amount    of Total
Transaction Accounts:
  Savings accounts                 $68,615     43.95%    $70,292     45.38%    $63,790     46.59%
  NOW accounts                       9,600      6.15%     10,526      6.80%      8,929      6.51%
  Money market accounts              9,757      6.25%      9,265      5.98%      9,581      6.98%
  PECO 401k Employee Savings             0      0.00%          0      0.00%          0      0.00%
  Plan

    Total non-certificates          87,972     56.35%     90,073     58.15%     82,300     59.98%

Certificates:
  3.00-3.99%                           693      0.44%      1,622      1.05%          0      0.00%
  4.00-4.99%                        29,777     19.07%     11,171      7.21%      1,985      1.45%
  5.00-5.99%                        19,691     12.61%     41,900     27.05%     42,609     31.05%
  6.00-6.99%                        16,492     10.56%      8,608      5.56%      8,315      6.06%
  7.00-7.99%                         1,499      0.96%      1,514      0.98%      2,014      1.47%

  Total certificates                68,152     43.65%     64,815     41.85%     54,923     40.02%

  Total deposits                  $156,124    100.00%   $154,888    100.00%   $137,223    100.00%
                                  ========    ======    ========    ======    ========    ======


                                                    June 30,
                                         1997                      1996
                                               Percent                   Percent
                                    Amount     of Total      Amount      of Total
Transaction Accounts:
  Savings accounts                   $66,720     44.53%       $68,976      47.30%
  NOW accounts                         8,162      5.45%         8,724       5.98%
  Money market accounts                8,577      5.72%         8,058       5.53%
  PECO 401k Employee savings          13,513      9.02%        14,082       9.66%
  Plan

    Total non-certificates            96,972     64.71%        99,840      66.47%

Certificates:
  3.00-3.99%                               0      0.00%             0       0.00%
  4.00-4.99%                           2,771      1.85%        12,734       8.73%
  5.00-5.99%                          41,170     27.47%        23,608      16.19%
  6.00-6.99%                           7,243      4.83%         7,891       5.41%
  7.00-7.99%                           1,690      1.13%         1,745       1.20%

    Total certificates                52,874     35.29%        45,978      31.53%

  Total deposits                    $149,846    100.00%      $145,818     100.00%
                                    ========    ======       ========     ======

     The following table shows rate and maturity information for IGA's Certificates of Deposit at December 31, 1999.


                                 Less Than    1 to 2     2 to 3     3 to 4      4 to 5
                                   1 Year      Years      Years      Years       Years     Total
                                                       (In thousands)

  3.00-3.99%                           693         $0        $0        $0        $0         1,622
  4.00-4.99%                        27,669    $23,090       $18        $0        $0        29,777
  5.00-5.99%                        16,610        912     1,133     1,036         0        19,691
  6.00-6.99%                        12,012      2,982     1,498         0         0        16,492
  7.00-7.99%                         1,499          0         0                             1,499

  Total certificates of deposit    $58,483    $ 5,984    $2,649    $1,036        $0        68,152
                                   =======     ======    ======     =====      =====       ======


     The following table presents the amount of our certificates of deposit of $100,000 or more by the time remaining until maturity at December 31, 1999.

                         Maturity           Amount
                             (In Thousands)

                   Three months or less      $3,565
                   3 to 6 months              2,416
                   6 to 12 months             3,418
                   Over 12 months               602

                   Total                    $10,001
                                           ========

     Borrowings

     IGA is a member of the Federal Home Loan Bank of Pittsburgh. As a member of the Federal Home loan Bank of Pittsburgh, IGA is eligible to obtain advances from the Federal Home Loan Bank of Pittsburgh upon the security of the FHLB of Pittsburgh common stock IGA owns, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several different credit programs, each of which has its won interest rate and range of maturities.
Federal Home Loan Bank of Pittsburgh advances are generally available to meet seasonal demand and other withdrawals of deposit accounts and to expand lending, as well as to aid the efforts of member to establish better asset and liability management through the extension of maturities of liabilities. At December 31, 1999, FHLB borrowings totaled $15.0 million. In all previous reporting periods, there were no borrowed funds.

Capital Adequacy

     The Bank is required to maintain minimum ratios of Tier I and risk based capital to total "risk weighted " assets and a minimum Tier I leverage ratio, as defined by the banking regulators. At December 31, 1999, the Bank was required to have minimum Tier I and risk based capital ratios of 4.0% and 8.0%, respectively, and a minimum Tier I leverage ratio of 4.0%. The Bank's actual Tier I and risked based ratios at December 31, 1999 were 19.26% and 20.35%, respectively, and the Bank's Tier I leverage ratio was 19.26%. These ratios exceed the requirements for classification as a "well-capitalized" institution, the industry's highest capital category. Following are the Bank's risk based capital ratios at December 31, 1999 and December 31, 1998 (in 000's):


                                                               To be Well
                                            For Capital    Capitalized Under
                                             Adequacy      Prompt Corrective
                            Actual Capital   Purposes       Action Provisions
                            Amount  Ratio   Amount  Ratio    Amount    Ratio
                                            (Dollars in Thousands)

As of December 31, 1999:
  Tangible capital
    (to tangible assets)    $22,691  11.4%   $2,668   1.5%    N/A      N/A
  Core capital
    (to adjusted tangible
     assets)                 22,691  11.4     5,336   3.0    8,893    5.0%
  Tier I Capital
    (to risk-weighted
     assets)                 22,691  19.26     7,964   4.0    6,010    6.0
  Risk-based capital
    (to risk-weighted
     assets)                 23,975  20.35     9,425   8.0   10,117   10.0

As of December 31, 1998:
  Tangible capital
    (to tangible assets)     15,365   8.9%    2,567   1.5      N/A    N/A
  Core capital
    (to adjusted tangible
     assets)                 15,365   8.9     5,135   3.0    8,559    5.0
  Tier I Capital
    (to risk-weighted
     assets)                 15,365  15.7     3,911   4.0    5,867    6.0
  Risk-based capital
    (to risk-weighted
     assets)                 16,439  16.8     7,822   8.0    9,778   10.0

     Impact of New Financial Accounting Standards

     FASB Statement on Reporting Comprehensive Income.  In
June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.
130. SFAS No. 130 will require JADE FINANCIAL to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of equity. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The adoption of this standard is not expected to have a material impact on JADE FINANCIAL's consolidated financial statements.

     FASB Statement on Disclosure of Information about Capital Structure. In February 1997, the FASB issued SFAS No. 129.
SFAS No. 129 incorporates the disclosure requirements of APB Opinion No. 15, Earnings per Share, and makes them applicable to all public and nonpublic entities that have issued securities addressed by the Statement. APB Opinion No. 15 requires disclosure of descriptive information about securities that is not necessarily related to the computation of earnings per share. This statement continues the previous requirements to disclose certain information about an entity's capital structure found in APB Opinions No. 10, Omnibus Opinion-1966, and No. 15, Earnings per Share, and FASB Statement No. 47, Disclosure of Long-Term Obligations, for entities that were subject to the requirements of those standards. SFAS No. 129 eliminates the exemption of nonpublic entities from certain disclosure requirements of Opinion 15 as provided by FASB Statement No. 21, Suspension of the Reporting of Earnings per Share and Segment Information by Nonpublic Enterprises. It supersedes specific disclosure requirements of Opinions No. 10 and No. 15 and FASB Statement No. 47 and consolidates them in this Statement for ease of retrieval and for greater visibility to nonpublic entities. FASB No. 129 is effective for financial statements for periods ending after December 15, 1997. SFAS No. 129 will be adopted by JADE FINANCIAL in the initial period following consummation of the offering.

     FASB Statement on Disclosures about Segments of an Enterprise and Related Information. In June 1997, the FASB issued SFAS No. 131. SFAS No. 131 establishes standards for the way public enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The adoption of this standard is not expected to have a material impact on JADE FINANCIAL's consolidated financial statements.

     FASB Statement on Employers' Disclosures about Pensions and Other Post-retirement Benefits. In February 1998, the FASB issued SFAS No. 132. SFAS No. 132 revises employers' disclosures about pension and other post-retirement benefit plans. SFAS No. 132 does not change the measurement or recognition of those plans and is effective for fiscal years beginning after December 15, 1997. The adoption of this standard is not expected to have a material impact on JADE FINANCIAL's consolidated financial statements.

     FASB Statement on Accounting for Derivative Instruments and Hedging Activities. In June 1998, the FASB issued SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts (collectively referred to as "derivatives") and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure of variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. JADE FINANCIAL has no activity subject to SFAS 133.

     FASB Statement on Accounting for Mortgage-backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. In October 1998, the FASB issued SFAS No. 134 which changes the way mortgage banking firms account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. Under current practice, a bank that securitizes credit card receivables has a choice in how it classifies any retained securities based on its intent and ability to hold or sell those investments. SFAS No. 134 gives mortgage banking firms the opportunity to apply the same intent-based accounting that is applied by other companies. SFAS No. 134 is effective for the fiscal quarter beginning after December 15, 1998. The adoption of SFAS No. 134 has not had a material impact on JADE FINANCIAL's financial condition or results of operations.

Item 7
                    Financial Statements

     The consolidated financial statements of Jade Financial
Corp. are set forth on Pages F-1 to F-__.

Item 8

    Changes In and Disagreements With Accountants on Accounting
                     and Financial Disclosure.

                            None



                          Part III

Item 9

  Directors, Executive Officers, Promoters and Control Persons;
       Compliance With Section 16(a) of the Exchange Act.

     The following table sets forth certain information regarding the directors of JADE FINANCIAL.

                                                                      Term of
                                       Position(s)         Director    Office
Name                       Age(1)   Held with Jade(2)        Since    Expires
John J. O'Connell            64     Director, Chairman       1999       2002
                                      of the Board, Chief
                                      Executive Officer
Mario L. Incollingo, Jr.     61     Director, President
                                      and Chief Operating    1999       2001
                                      Officer
Frances J. Moran             60     Director                 1999       2001

Edward D. McBride            48     Director                 1999       2000

Dennis P. Wesley             47     Director                 1999       2002

__________________

(1)  As of March 30, 2000

     The following table sets forth certain information regarding the executive officers of Jade Financial Corp. who are not directors of the Company. Executive officers of Jade are elected annually by the board of directors of Jade and serve at the pleasure of the board of directors.

                                Position(s)
Name                  Age(1)   Held with Jade

Dorothy M. Bourlier     40     Senior Vice President and Chief
                               Financial Officer
__________________

(1)  As of March 30, 2000

     The business experience of each director and executive officer for at least the past five years is set forth below.

     Mario L. Incollingo, Jr. Mr. Incollingo has served as President and Chief Executive Office of IGA since 1992. In 1988, Mr. Incollingo joined IGA as Vice President of Lending. Prior thereto, he served as Executive Vice President of Pennsylvania Savings Bank from 1985 to 1988. Mr. Incollingo is active in the local community with memberships in the Feasterville Businessmen's Association and Rotary Club.
Mr. Incollingo serves as Treasurer of the Playwicki Foundation, a local foundation dedicated to preservation of the Playwicki Historic Farm.

     Edward D. McBride. Mr. McBride has been employed since 1969 as the County Affairs Manager for Philadelphia County for PECO Energy. Mr. McBride is Chairman of the Board of the Variety Club, a Delaware Valley organization dedicated to assisting handicapped children. He also is a member of the Executive Board of the West Philadelphia Partnership, a community organization dedicated to safety, education, and economic development; the Executive Board of the Central Philadelphia Development Corporation, whose goal is to improve quality of life and economic development in the center city area; and the Board of Directors of the Greater Northeast Chamber of Commerce.

     Francis J. Moran. Mr. Moran has worked as a self-employed attorney since 1962. Mr. Moran has served as general counsel to IGA since 1976.

     John J. O'Connell. Mr. O'Connell was a founding member of IGA Federal Credit Union in 1975. Mr. O'Connell was a registered lobbyist and, until July 1, 1998, was employed as Manager of State and Regional Governmental Affairs at PECO Energy. Mr. O'Connell elected to accept early retirement from PECO Energy, and as of July 1, 1998 he became the full-time Chairman of the Board of IGA. Mr. O'Connell has been appointed by Pennsylvania Governor Ridge to the Governor's Commission on Economic Development through Labor Management Partnerships. He also serves as Legislative Advisor to the American Cancer Society of Southeastern Pennsylvania.

     Dennis P. Wesley. Mr. Wesley was a founding member of IGA Federal Credit Union in 1975. Since 1997, Mr. Wesley has been employed by PECO Energy as Manager of Acquisition Integration. From 1984 to 1997, Mr. Wesley was employed by PECO Energy as Manager, Business Services, of the Limerick Generating Station.

     Dorothy M. Bourlier.  Ms. Bourlier served as Senior Vice
President and Chief Financial Officer of IGA since 1993.
Ms. Bourlier has been employed by IGA since 1981.

     Pursuant to Securities and Exchange Commission regulations, Jade is required to identify the names of persons who failed to file or filed a late report required under Section 16(a) of the Exchange Act of 1934, as amended. Generally, the reporting regulations under Section 16(a) require directors and executive officers to report changes in their ownership in Jade's stock. Based on Jade's review of copies of such reports received or written representations from certain directors and executive officers, Jade believes that, during the fiscal year ended December 31, 1999, all Section 16(a) filing requirements applicable to its executive officers, directors and control persons were complied with.

Item 10

                    Executive Compensation

     The executive officers of JADE FINANCIAL have received no compensation from JADE FINANCIAL since its formation. The following table sets forth information regarding the compensation of Mr. Incollingo, President and Chief Executive Officer of IGA and Mr. John J. O'Connell, Chairman of the Board of IGA, for each of the fiscal years ended December 31, 1999 and 1998 and June 30, 1998 and 1997. The amounts below represent the aggregate compensation. No other executive officer of IGA received compensation in excess of $100,000 for the fiscal year ended December 31, 1999 and 1998 or June 30, 1998 and 1997.

Summary Compensation Table(1)

                                                                Annual
                                                           Compensation         All Other
                                                              Salary          Compensation
Name and Principal                                          ($)                     ($)
Position                                   Year(2)        (3)(4)    Bonus($)   (5)(6)(7)(8)

John J. O'Connell                    December 31, 1999   $150,000    $     0      $19,369
   Chairman and CEO                  December 31, 1998    109,268     20,000       14,891
                                     June 30, 1998         47,091      5,000       12,373

Mario L. Incollingo, Jr.             December 31, 1999   $150,000    $35,000      $53,994
    President and COO                December 31, 1998    131,823     20,000       52,043
                                     June 30, 1998         78,453     10,000       52,099

(1) In 1998, IGA's fiscal year-end was changed from June 30 to December 31. Accordingly, compensation for 1998 is presented for the twelve-month period ended December 31, 1998 to reflect IGA's new fiscal year-end, and for the prior fiscal years ended June 30, 1998 and 1997. Compensation paid from January 1, 1998 through June 30, 1998 is included in the compensation reported for the fiscal years ended December 31, 1998 and June 30, 1998.

(2) Compensation for all years reflected is compensation received as executives of IGA only.

(3) Includes amounts which were deferred pursuant to IGA's 401(k) plan. Under the 401(k) plan, employees who elect to participate may elect to have earnings reduced and to cause the amount of such reduction to be contributed to the 401(k) plan's related trust in an amount up to 15% of earnings. Any employee who has completed 1 year of service and attained the age of 21 is eligible to participate in the 401(k) plan.

(4) IGA provided other benefits to Messrs. Incollingo and O'Connell in connection with their employment. The value of such personal benefits, which is not directly related to job performance, is not included in the table above because the value of such benefits does not exceed the lesser of $50,000 or 10% of the salary and bonus paid to them.

(5) Includes $0, $0, and $937 accrued by IGA for the benefit of Mr. Incollingo under IGA's defined contribution pension plan in fiscal years ended December 31, 1999, 1998 and June 30, 1998, respectively. Mr. O'Connell did not participate in IGA's defined contribution pension plan in the reported periods.

(6) Includes $5,500, $3,549, and $2,668 contributed by IGA under IGA's 401(k) plan for the benefit of Mr. Incollingo in fiscal years ended December 31, 1999, 1998 and June 30, 1998, respectively. IGA makes a matching contribution equal to 100% of the employee's salary reduction up to a maximum of 3% of the employee's salary. Mr. O'Connell received a matching contribution $4,552 attributed to his account in IGA's 401(k) for the fiscal year ended
     December 31, 1999.

(7) Includes $36,494 of insurance premiums paid by IGA in the three fiscal years ended December 31, 1999, 1998 and June 30, 1998 with respect to a split dollar term life insurance policy. Mr. O'Connell received $14,827, $14,891 and $12,373 for the fiscal years ended December 1999, 1998 and June 30, 1998 with respect to a term life insurance policy.

(8) Includes $12,000 of deferred compensation paid by IGA in each of the three fiscal years ended December 31, 1999, 1998 and June 30, 1998 under a deferred compensation agreement for Mr. Incollingo.

Item 11

  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information furnished to Jade as of March 29, 2000, with respect to the beneficial ownership of common stock by (i) each shareholder known to Jade to be the beneficial owner of five percent (5%) or more of the outstanding shares of common stock; (ii) each director of Jade; (iii) the executive officers named in the Summary Compensation Table and (iv) all current executive officers and directors as a group. Except as indicated in the footnotes to the table, the persons and entities named have sole voting and investment power with respect to all shares of common stock of which they are the respective beneficial owners.


Name and Address(a)                    Amount and Nature            Percent
       of                                     of                      of
Beneficial Owner(b)                   Beneficial Ownership          Class(c)
5% Shareholders

Lawrence B. Seidman                       138,750                     7.42%
Seidman & Associates, LLC
100 Misty Lane
Parsippany, NJ  07504

Warren A. Mackey                          187,200                     9.99%
Arles Advisors, Inc.
767 5th Ave. 5th Floor
New York, NY  10155

Directors/Executive Officers

John J. O'Connell                         37,500                      2.00%

Mario L. Incollingo, Jr.                  25,000                      1.33%

Edward D. McBride                         10,000                        *

Francis J. Moran                           9,375                        *

Dennis P. Wesley                           1,250                        *

Dorothy M. Bourlier                       10,550                        *
All Current Directors
and Executive Officers
as a Group (6 persons)(i)                 93,675                      5.00%

*Less than 1%

(a) The address for each of the named directors and executive officer is c/o Jade Financial Corp., 213 West Street Road,
     Feasterville, Pennsylvania 19053.

(b) A "beneficial owner" of a security includes any person or group who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares (i) voting power, which includes the power to vote, or direct the voting of such security. Included in the calculation of beneficial ownership is common stock which such person or group has the right to acquire beneficial ownership of within sixty (60) days, whether from the exercise of options, warrants, rights, conversion privileges or otherwise.

(c) Individual percentages have been rounded to the nearest hundredth of a percent. Common stock which an individual person or group has the right to acquire beneficial ownership of within sixty (60) days pursuant to options, warrants, conversion privileges or other rights, are deemed to be outstanding for purposes of computing the percentage of outstanding shares of common stock owned by such individual or group, but are not deemed to be outstanding for purposes of computing the percentage of common stock Owned by any other individual.

Item 12

          Certain Relationships and Related Transactions

     In September, 1999, Mr. John J. O'Connell, Chairman of the Board and Chief Executive Officer, borrowed $240,000 secured by a first mortgage on his principal residence at a rate of 6.875% for a term of 30 years. In June, 1999 and September 1998, Mr. Mario L. Incollingo, Jr., President and Chief Operating Officer borrowed the amounts of $40,000 at a rate of 6.95% for a term of 5 years and $62,000 at a rate of 7.50% for a term of 5 years respectively. Both loans are home equity loans secured by liens on Mr. Incollingo's personal residence. In June, 1999, Mr. and Mrs. Jason Wainstein, daughter and son-in-law of Mario L. Incollingo, borrowed $142,000 secured by a first mortgage on their principal residence at a rate of 7.25% for a term of 30 years.

Item 13

                 Exhibits and Reports on Form 8-K

a.  Exhibits

     The following exhibits are filed herewith or incorporated by reference herein as part of this Annual Report:

Exhibit  Title

  2.1 Plan of Conversion (incorporated by reference to the Registration Statement on Form SB-2, File No. 333-
         80183, filed on June 8, 1999.)

  3.1    Articles of Incorporation of JADE FINANCIAL CORP.
         (incorporated by reference to the Registration
         Statement on Form SB-2, File No. 333-80183, filed on
         June 8, 1999.)

  3.2 Bylaws of JADE FINANCIAL CORP. (incorporated by reference to the Registration Statement on Form SB-2, File No. 333-80183, filed on June 8, 1999.)

  4.1    Form of certificate evidencing shares of JADE
         FINANCIAL CORP. (incorporated by reference to the Registration Statement on Form SB-2, File No. 333-
         80183, filed on June 8, 1999.)

 10      JADE FINANCIAL CORP. - Employee Stock Ownership
         Plan** (incorporated by reference to the Registration
         Statement on Form SB-2, File No. 333-80183, filed on
         June 8, 1999.)

 21      Subsidiaries of Jade Financial Corp.*

 23      Consent of Stockton Bates & Company, P.C.*

 27      Financial Data Schedule*

 ---------------
*    Filed herewith.
**   Compensatory Plan

b.  Reports on Form 8-K

     None



SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Feasterville, Commonwealth of Pennsylvania, on March 28,2000.

                              JADE FINANCIAL CORP.

                              By /s/ John J. O'Connell
                                John J. O'Connell
                                Chairman and Chief Executive
                                Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated.

    Signature                  Capacity                  Date

/s/ John J. O'Connell         Director and        March 28, 2000
John J. O'Connell              Chairman of the
                               Board Chief
                               Executive Officer
                               (Principal Executive
                               Officer)

/s/ Mario L. Incollingo, Jr.   Director,          March 28, 2000
Mario L. Incollingo, Jr.       President and
                               Chief Operating
                               Officer

/s/ Edward D. McBride          Director           March 28, 2000
Edward D. McBride

/s/ Francis J. Moran           Director           March 28, 2000
Francis J. Moran

____________________________   Director           March 28, 2000
Dennis P. Wesley

/s/ Dorothy M. Bourlier        Senior Vice        March 28, 2000
Dorothy M. Bourlier            President and
                               Chief Financial
                               Officer (Principal
                               Financial and
                               Accounting Officer)



                          EXHIBIT INDEX

Number   Title

  2.1 Plan of Conversion (incorporated by reference to the Registration Statement on Form SB-2, File No. 333-
         80183, filed on June 8, 1999.)

  3.1    Articles of Incorporation of JADE FINANCIAL CORP.
         (incorporated by reference to the Registration
         Statement on Form SB-2, File No. 333-80183, filed on
         June 8, 1999.)

  3.2 Bylaws of JADE FINANCIAL CORP. (incorporated by reference to the Registration Statement on Form SB-2, File No. 333-80183, filed on June 8, 1999.)

  4.1    Form of certificate evidencing shares of JADE
         FINANCIAL CORP. (incorporated by reference to the Registration Statement on Form SB-2, File No. 333-
         80183, filed on June 8, 1999.)

  10     JADE FINANCIAL CORP. - Employee Stock Ownership
         Plan** (incorporated by reference to the Registration
         Statement on Form SB-2, File No. 333-80183, filed on
         June 8, 1999.)

 21      Subsidiaries of Jade Financial Corp.*

 23      Consent of Stockton Bates & Company, P.C.*

 27      Financial Data Schedule*

 ---------------
*    Filed herewith.
**   Compensatory Plan
















                       JADE FINANCIAL CORP.
                         AND SUBSIDIARIES
                (Formerly IGA Federal Savings Bank)


                 Consolidated Financial Statements


                         December 31, 1999



                               CONTENTS

                                                        Page

Independent Auditors' Report                              1

Financial Statements:

  Consolidated Statement of Financial Condition,
   December 31, 1999 and 1998                             2

  Consolidated Statement of Income
   for the Year Ended December 31, 1999,
   for the Six Months ended December 31, 1998 and
   for the Year ended June 30, 1998                      3-4

  Consolidated Statement of Equity
   for the Year Ended December 31, 1999,
   for the Six Months Ended December 31, 1998 and
   for the Year Ended June 30, 1998                       5

  Consolidated Statement of Cash Flows
   for the Year Ended December 31, 1999,
   for the Six Months Ended December 31, 1998 and
   for the Year Ended June 30, 1998                      6-7

  Notes to Consolidated Financial Statements             8-34



                     INDEPENDENT AUDITORS' REPORT




To the Board of Directors
JADE Financial Corp. and Subsidiaries

     We have audited the accompanying consolidated statement of financial condition of JADE Financial Corp. and Subsidiaries as of December 31, 1999 and the related consolidated statements of income, equity and cash flows for the year ended December 31, 1999 and the accompanying consolidated statement of financial condition of IGA Federal Savings Bank and Subsidiary as of December 31, 1998 and the related consolidated statements of income, equity and cash flows for the six months ended December 31, 1998 and the year ended June 30, 1998. These consolidated financial statements are the responsibility of JADE Financial Corp. and the Savings Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JADE Financial Corp. and Subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for the year then ended and the financial position of IGA Federal Savings Bank and Subsidiary and the results of their operations and their cash flows as of six months ended December 31, 1998 and the year ended June 30, 1998, in conformity with generally accepted accounting principles.



                               /s/ Certified Public Accountants

Philadelphia, Pennsylvania

February 4, 1999













              JADE FINANCIAL CORP. AND SUBSIDIARIES
               (Formerly IGA Federal Savings Bank)


          CONSOLIDATED STATEMENT OF FINANCIAL CONDITION


                   DECEMBER 31, 1999 AND 1998





          Consolidated Statement Of Financial Condition

ASSETS

December 31:                             1999          1998
                                       (Dollars in Thousands)

CASH AND CASH EQUIVALENTS:
  Cash and cash equivalents
    due from banks                      $ 6,630      $ 8,388
  Interest bearing deposits in
    other financial institutions             47        1,237
  Federal funds                           6,565        8,726

INVESTMENTS:
  Investment securities available-
    for-sale, at fair value              40,783       28,726
  Mortgage-backed securities
    available-for-sale,
    at fair value                         8,859       10,176

  Mortgage-backed securities
    held-to-maturity
   (fair value of $4,208 and
   $6,541)                                4,314        6,635

BANKZIP.COM - Investment
  (See Note 2)                            2,500

LOANS RECEIVABLE, net                   114,081      102,900

PROPERTY, EQUIPMENT AND
  LEASEHOLD IMPROVEMENTS,
    net of accumulated
    depreciation                          1,890        1,962

ACCRUED INTEREST RECEIVABLE                 802          646

FEDERAL HOME LOAN BANK STOCK,
  at cost                                   834          834

REORGANIZATION COSTS, net                   162          195

DEFERRED TAX ASSET, net                   1,177           44

BANK OWNED LIFE INSURANCE-
  Cash Surrender Value                   10,021

PREPAID EXPENSES AND OTHER ASSETS           911          622


     TOTAL ASSETS                      $199,576     $171,091

                        See Accompanying Notes



LIABILITIES AND EQUITY

December 31:                              1999         1998
                                       (Dollars in Thousands)

LIABILITIES:
  Deposits                             $156,124     $154,888


  Advances from borrowers for
    taxes and insurance                     618          521


  Note payable - FHLB                    15,000


  Accounts payable and accrued
    expenses                                594          406

     Total liabilities                  172,336      155,815


EQUITY:
  Commitments and contingencies,
    (See Note 15)
Common Stock, par value
  1,872,923 shares authorized
  1,742,423 shares issued and
  outstanding for December 31, 1999          19
Additional Paid in Capital               14,130
  Retained earnings,
    (See Note 11 and 12)                 15,853       15,560
ESOP                                  ( 1,044)
  Accumulated other comprehensive
    income                              ( 1,718)      (  284)

     Total equity                        27,240       15,276

     TOTAL LIABILITIES AND EQUITY      $199,576     $171,091



                  Consolidated Statement Of Income


                               Year Ended    Six Months Ended    Year Ended
                               December 31,     December 31,       June 30,
                                   1999            1998              1998
                                            (Dollars in Thousands)

INTEREST INCOME:
  Interest on loans               $ 8,947        $ 4,275           $ 8,734
  Investments and mortgage
    -backed securities              3,077          1,210             2,002
  Interest-earning deposits            75             51               430
  Federal funds                       291            253               310
  Interest - Bankzip.com                9
  Other                               117

     Total interest income         12,516          5,789            11,476

INTEREST EXPENSE:
  Interest on borrowed funds          116
  Interest on deposits              5,380          2,762             5,475

     Net interest income            7,020          3,027             6,001

PROVISION FOR POSSIBLE LOAN
  LOSSES                              520            300             1,038

     Net interest income after
       provision for possible
       loan losses                  6,500          2,727             4,963

NONINTEREST INCOME:
  Loan fees                           121             80               295
  Service charges                     445            258               592
  Other income                        573            268                71
  Gain on sale of securities                         198

Total noninterest income            1,139            804               958




                     Consolidated Statement Of Income

                                    Year Ended   Six Months Ended  Year Ended
                                    December 31,   December 31,     June 30,
                                        1999           1998            1998
                                               (Dollars in Thousands)

NONINTEREST EXPENSES:
  Compensation and employee benefits     $3,182        $1,496          $2,612
  Office and occupancy costs              1,210           817             942
  Printing and postage                      240            28             246
  Loan servicing                            180            77             183
  Professional fees                         183           312             165
  Bank and MAC charges                      726           264             642
  Advertising, marketing, and
    promotions                              170           102             104
  Insurance expenses                        112            23             155
  Foundation Expense                        725
  Other                                     511                           209

     Total noninterest expenses           7,239         3,119           5,258

INCOME BEFORE PROVISION FOR INCOME
  TAXES                                     400           412             663

  Provision for federal and state
    income taxes:
      Current                               355           190             N/A
      Deferred                            ( 248)        (  44)            N/A

     Total income tax provision             107           146             N/A

NET INCOME                              $   293       $   266         $   663

BASIC EARNINGS PER SHARE                $  0.17           N/A             N/A

DILUTED EARNINGS PER SHARE              $  0.17           N/A             N/A


                         See Accompanying Notes



                                                                                              Accumulated
                                                                 Restricted,                  Other
                                                    Additional   Regular       Unrestricted   Compre-                Compre-
                                           Common   Paid in      Reserve       Undivided      hensive       Total    hensive
                                           Stock    Capital      Fund          Earnings       Income        Equity   Income
      (Dollars in Thousands)
BALANCE, JUNE 30, 1997                     $   -    $   -         $3,680      $10,951        ($  385)      $14,246      $   -
   Transfers to reflect provision
      for loan losses                                             (1,038)      1,038
   Transfers to regular reserve fund in
      accordance with Section 116 of the
      Federal Credit Union Act                                       604        (604)
   Net income                                                                    663                           663        663
   Change in unrealized loss on
      investment and mortgage-backed
      securities available-for-sale                                                              171           171        171

   Total Comprehensive Income                                                                                          $  834

BALANCE, JUNE 30, 1998                                             3,246      12,048         (   214)       15,080
   Transfers of balance on 7/1/98 when
      Credit Union converted to Savings Bank                     ( 3,246)      3,246
   Net income                                                                    266                           266     $  266
   Change in unrealized loss on
      investment and mortgage-backed
      securities available-for-sale,
      net of taxes                                                                          (     70)    (      70)  (     70)

   Total Comprehensive Income                                                                                          $  196

BALANCE, DECEMBER 31, 1998                                                    15,560         (   284)       15,276

   Net income                                                                    293                           293     $  293
   Additional paid in capital                        14,130                                                 14,130
   Common stock issuance-at par             19                                                                  19
   ESOP                                                                   (    1,044)                   (    1,044)
   Change in unrealized loss on
      investment and mortgage-backed
      securities available-for-sale,
      net of taxes                                                                           ( 1,434)   (    1,434)   ( 1,434)

   Total Comprehensive Income (Loss)                                                                                  ($1,141)


BALANCE, DECEMBER 31, 1999                 $ 19     $14,130      $  -        $15,853         ($1,718)      $27,240

                      See Accompanying Notes



                Consolidated Statement Of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents


                                 Year Ended    Six Months Ended    Year Ended
                                 December 31,     December 31,       June 30,
                                     1999             1998              1998
                                               (Dollars in Thousands)

CASH FLOWS FROM OPERATING
ACTIVITIES:
  Net income                         $  293          $  266           $  663
  Adjustments to reconcile net
    income to net cash used in
    operating activities:
      Amortization of premium/
        discount on investments
        and mortgage-backed
        securities                       82              82               90
      Depreciation and
        amortization                    414             134              334
      Write-down and expenses
        of real estate owned                                               9
      Gain on sale of investment
        securities                                   (  198)
      Discount on first mortgages                                         19
      Loss on sale/disposal of asset                                      17
      Provision for losses on loans     520             300             1038
      Increase in deferred taxes      1,133)         (   44)
      Change in operating assets
        and liabilities:
        Increase (decrease)
          in accrued interest
          receivable                (   156)            491          (   135)
        Increase in prepaid
          expenses and other
          assets                    (   289)         (  204)         (   197)
        Increase in accounts
          payable and accrued
          expenses                      188             139               59

     Net cash provided by
       operating activities         (    81)            524            1,897

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Purchase of investment
    securities, Bankzip.com         ( 2,500)
  Purchase of Bank owned Life
    Insurance                      ( 10,021)
  Purchase of investment
    securities, available-for-
    sale                           ( 19,020)       ( 42,810)        ( 15,500)
  Purchase of FHLB Stock                           (    834)
  Sales of investment securities,
    available-for-sale                               27,000
  Purchase of mortgage-backed
    security, available-for-sale   (  2,486)                        (  5,776)
  Mortgage-backed security
    maturities and principal
    repayments, available-for-sale    2,842           3,632            4,875
  Maturities and principal
    repayments of mortgage-backed
    securities, held-to-maturity      2,321           2,907           4,668
  Maturities and principal
    repayments of investment
    securities, available-for-sale    6,143           7,278           3,881
  Increase in total loans
    receivable, net                ( 11,402)       (  4,804)       (  3,848)
  Capital expenditures             (    343)       (    478)       (    590)
  Proceeds from sale of real
    estate owned net of expense                                         203
  Proceeds from sale of loans                                         4,854
  Proceeds from sale of equipment                                        50
  Increase in share insurance
   fund                                                                  78

     Net cash provided by
      (used in) investing
      activities                  (  34,466)       (  6,818)       (  7,105)




                 Consolidated Statement Of Cash Flows

Increase (Decrease) in Cash and Cash Equivalents


                                  Year Ended   Six Months Ended    Year Ended
                                  December 31,   December 31,       June 30,
                                      1999           1998              1998
                                             (Dollars in Thousands)

CASH FLOWS FROM FINANCING
ACTIVITIES:
  Increase (decrease) in
    deposits, net                    $ 1,236        $10,954         ($ 5,912)
  Issuance of common stock            14,149
  Increase in ESOP                  (  1,044)
  Increase in Notes Payable FHLB      15,000
  Change in advances from
    borrowers' for  taxes and
    insurance                             97        (    50)             119

     Net cash provided by
    (used in) financing activities    29,438         10,904         (  5,793)

NET (INCREASE) DECREASE IN CASH
AND CASH EQUIVALENTS                (  5,109)         4,610         ( 11,001)

  Cash and cash equivalents,
    beginning of year                 18,351         13,741           24,742

CASH AND CASH EQUIVALENTS,
END OF YEAR                          $13,242        $18,351          $13,741


SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

  Cash paid during the year for:
    Interest on borrowed funds       $   116        $   -            $   -

    Interest on deposits             $ 5,380        $ 2,762          $5,475

  Noncash activities:

   Loans transferred to real
     estate owned                    $    16        $   -            $   -

  Increase (decrease) in
    unrealized loss on investment
    mortgage-backed securities
    available-for-sale, net of
    taxes                            $ 1,434        $    70        ($   171)

                          See Accompanying Notes



             Notes To Consolidated Financial Statements
                        December 31, 1999


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      Description of Organization:

     JADE Financial Corp. (the Company) is not an operating company and has not engaged in any significant business to date.
It was formed as a Pennsylvania-chartered corporation and the holding company for the Bank and other subsidiaries.

     IGA Federal Savings Bank and Subsidiary (the Bank) was organized as a federal mutual savings bank primarily serving customers in Pennsylvania, counties in Philadelphia, Bucks, Chester and Delaware counties. The Bank, through its five branches, provide financial services to individuals, families and small business. Historically emphasizing consumer loans, including auto, credit card and personal loans, and residential real estate loans, including home equity loans and one-to-four family first mortgage loans, the bank is also starting to offer a variety of commercial loan products.

     IGA Federal Savings Bank, originally was established in 1975 as IGA Federal Credit Union. IGA Federal Credit Union on
July 1, 1998 converted from a credit union to IGA Federal
Savings Bank., a federal mutual savings bank.

     Conversion to Capital Stock Form of Ownership:

     On May 26, 1999, the Board of Directors of the Company adopted a Plan of Conversion to convert from a federal mutual savings bank to a federal capital stock savings bank. The conversion was accomplished through the formation of the Holding Company in July, 1999, the adoption of a federal stock charter, and the sale of all of the Company's stock to the Holding Company on October 4, 1999.

     A subscription offering ("offering") of the shares of common stock of the Holding Company was conducted whereby the shares were offered initially to eligible account holders, the Company's Employee Stock Ownership Plan ("ESOP"), supplemental eligible account holders and other members of the Company.

     The Holding Company issued 1,872,923 shares in connection with the Conversion. Gross proceeds from the offering were $14,983,384, which includes the $8 value of the 145,000 shares issued to the IGA Employee Stock Ownership Plan and 60,420 shares sold to the Company for transfer to the IGA Charitable Foundation.

     Conversion cost of $835,000 was charged against proceeds from the offering.

     The Company issued all its outstanding capital stock to the Holding Company in exchange for approximately one-half of the net proceeds. The Holding Company accounted for the purchase in a manner similar to a pooling of interests whereby assets and liabilities of the Company maintain their historical cost basis in the consolidated company.

     JADE Financial Corp. was organized at the direction of the Board of Directors of IGA for the purpose of becoming a holding company to own all of the outstanding capital stock of IGA.
Upon completion of the stock conversion on October 4, 1999, IGA became a wholly-owned subsidiary of JADE Financial Corp. JADE Financial Corp. is engaged primarily in the business of directing, planning and coordinating the business activities of IGA, and has also organized two new operating subsidiaries, JADE Abstract and JADE Insurance Agency.

     JADE Abstract is a licensed title insurance agency founded for the purpose of originating title insurance to the customers of IGA Federal Savings Bank, other financial institutions, attorneys, accountants, real estate brokers, builders, and the private consumer. The market area includes southeastern Pennsylvania, namely, the Philadelphia five county region. JADE Abstract is operating with a three-person board of directors and employs a full time licensed title agent. Title insurance protects the lender and the homebuyer against any title defects when a new home is purchased. Premiums for title insurance are traditionally paid by the borrower and are a cost of obtaining financing secured by real estate. It also provides protection to the lender when a borrower refinances a home. Title insurance may be required on both residential and commercial transactions.

     JADE Insurance Agency, a Pennsylvania Corporation and a wholly-owned subsidiary of JADE Financial Corp., was formed for the purpose of providing a diverse set of insurance programs to meet the needs of existing and potential customers as well as to provide programs to other financial institutions such as credit unions and community banks. The products outlined in the business plan will generate not only excellent fee income to the agency, but will also provide comprehensive service to existing IGA Federal Savings Bank customers and the general public. Insurance products such as Accidental Death & Dismemberment (AD&D), Term life, Long-term Care, Auto, Homeowner, Whole Life, Universal Life, Health, Collateral Protection and Mortgage Life will be marketed through a direct mail program as well as a point of sale program. The Agency has enlisted the help of strategic partners in the development and marketing of the insurance products. As of December 31, 1999, there had been no income or expenses related to this subsidiary.

     The Bank competes with other banking and financing institutions in its primary markets. Commercial banks, savings banks, savings and loan associations, mortgage bankers and brokers, credit unions and money market funds actively compete for deposits and loans in the Bank's market area. Such institutions, as well as consumer finance, mutual funds, insurance companies, and brokerage and investment banking firms, may be considered competitors of the Bank with respect to one or more of the services it renders.

     Principles of Presentation:

     The consolidated financial statements include the accounts of JADE and its wholly-owned subsidiaries, IGA Federal Savings
Bank and Subsidiary (Cuiga), JADE Insurance Company and JADE
Abstract Inc. All significant intercompany accounts and transactions have been eliminated.

     Impact of Year 2000:

     The Bank was well prepared to enter the new year at midnight on January 1, 2000. Contingency and event plans were in effect as the century rollover took place. No material defects or problems were experienced with hardware, software, equipment, or operations.

     During 1999, the Bank utilized a comprehensive "Customer
Awareness" campaign to ensure that the customers and the general public were themselves prepared for Y2K. Due to this campaign and the efforts of our peers and regulators, the Bank experienced no material impact to liquidity.

     Cash and Cash Equivalents:

     Cash and cash equivalents include cash on hand, demand deposits maintained in depository institutions, other readily convertible investments with original contractual terms to maturity of three months or less.

     Securities:

     The Bank divides its securities portfolio into two segments: (a) held-to-maturity and (b) available-for-sale. Securities in the held-to-maturity category are accounted for at cost, adjusted for amortization of premiums and accretion of discounts, using the level yield method, based on the Bank's intent and ability to hold the securities until maturity. Marketable securities included in the available-for-sale category are accounted for at fair value, with unrealized gains or losses, net of taxes, being reflected as adjustments to equity. The fair value of marketable securities available-for-sale is determined from publicly quoted market prices. Securities available for sale which are not readily marketable, which include Federal Home Loan Bank of Pittsburgh stock, are carried at cost which approximates liquidation value.

     At the time of purchase, the Bank makes a determination of whether or not it will hold the securities to maturity, based upon an evaluation of the probability of future events. Securities, which the Bank believes may be involved in interest rate risk, liquidity, or other asset/liability management decisions, which might reasonably result in such securities not being held-to-maturity, are classified as available-for-sale.
If securities are sold, a gain or loss is determined by specific identification method and is reflected in the operating results in the period the trade occurs.

     Gains and losses realized on sales of investment and mortgage-backed securities represent differences between the net proceeds and carrying values determined by the specific identification method.

     Loans and Allowance for Loan Losses:

     Loans that the Bank has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal, reduced by deferred loan fees and an allowance for possible loan losses and increased by deferred loan origination costs. Interest on loans is recognized over the term of the loan and is calculated using the simple-interest method on principal amounts outstanding. The allowance for possible loan losses is established through a provision for possible loan losses charged to expense. Loans are charged against the allowance for possible loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower's ability to pay.

     Accrual of interest is discontinued for those loans which are 90 days or more delinquent, or sooner if management believes, after considering economic and business conditions and collection efforts, that the borrower's financial condition is such that the collection of interest is doubtful. When a loan is placed on nonaccrual status, all uncollected interest is charged off.

     Loan Origination Fees and Loan Origination Costs:

     Loan origination fees received in excess of loan origination costs are deferred and amortized over the contract lives of the loans, using a method which approximates the level yield method. In the event that the related loans are sold, such net deferred fees are recognized as income in the period of sale. Deferred origination costs relating to consumer loans are amortized over the estimated life of the consumer loan portfolio.

     Property, Equipment and Leasehold Improvements:

     Land is carried at cost. Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation is computed based on cost using the straight-line method over estimated useful lives of 35 years for buildings and improvements, 2-15 years for office furniture, equipment and leasehold improvements and 3 years for transportation equipment. Improvements to leased property are amortized over the lesser of the life of the lease or the improvements.

     Maintenance and repairs of property, equipment and leasehold improvements are charged to operations and major improvements are capitalized. Upon retirement, sale or other disposition of property, equipment and leasehold improvements, the cost and accumulated depreciation and amortization are eliminated from the accounts and gain or loss is included in operations.

     Financial Statement Presentation:

     Certain items in prior periods financial statements have been reclassified to conform to the 1999 presentation.

     Advertising:

     Advertising costs are charged to operations when incurred and amounted to $169,108, and $110,690 for the year ended December 31, 1999 and six months ended December 31, 1998, and $104,000 for the year ended June 30, 1998, respectively.

     Reorganization Costs:

     On April 24, 1998, the JADE Board of Directors approved a resolution to convert to a Federal Mutual Savings Association. Costs incurred with this conversion is capitalized and is being amortized over 5 years using the straight-line method beginning July 1, 1998, the date of conversion.

     Use of Estimates:

     The preparation of financial estimates in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     The principal estimate that is susceptible to significant change in the near term relates to the allowance for loan losses. The evaluation of the adequacy of the allowance for loan losses includes an analysis of the individual loans and overall risk characteristics and size of the different loan portfolios, and takes into consideration current economic and market condition, the capability of specific borrowers to pay specific loan obligations, as well as current loan collateral values. However, actual losses on specific loans, which also are encompassed in the analysis, may vary from estimated losses.

     Mortgage Servicing Rights:

     The Bank recognizes mortgage servicing rights as assets, regardless of how such assets were acquired. Impairment of mortgage servicing rights is assessed based upon a fair market valuation of those rights on a disaggregated basis. Impairment, if any, is recognized in the statement of operations. There is no impairment reflected in the mortgage servicing rights at December 31, 1999 and 1998.

     Cash Deposited in Financial Institutions:

     JADE and its Subsidiaries maintains cash balances at other financial institutions. Accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation up to one hundred thousand dollars. In the normal course of business, JADE may have deposits that exceed the insured balance.

     Effect of New Accounting Standards:

     Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, is effective for the JADE and its Subsidiaries for the period beginning July 1, 1998, and establishes reporting and display of comprehensive income in the financial statements. Comprehensive income represents net earnings and certain amounts reported directly in stockholders' equity, such as the net unrealized gain or loss on available-for-sale securities. The Company adopted SFAS No. 130 effective June 30, 1998.

     SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, is effective for the Company for the period beginning July 1, 1998 and establishes disclosure requirements for segment operations. The Company has adopted SFAS No. 131.

     SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, is effective for the Company for the period beginning July 1, 1998, and revises the disclosure requirements for pension and postretirement benefit plans. The Company has adopted SFAS 132.

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, will be effective for the Bank for years beginning July 1, 1998. The Company has no activity subject to SFAS 133. The Company expects to adopt SFAS 133 when required.

     SFAS No. 134, in October 1998, the FASB issued SFAS NO. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held-for-Sale by a Mortgage Banking Enterprise. SFAS No. 134 changes the way mortgage banking firms account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. Under current practice, a bank that securities credit card receivables has a choice in how it classifies any retained securities based on its intent and ability to hold or sell those investments. SFAS No. 134 gives the mortgage banking firms the opportunity to apply the same intent-based accounting that is applied by other companies. SFAS No. 134 is effective for the fiscal quarter beginning after December 15, 1998. Management of JADE and its Subsidiaries anticipates that the implementation of SFAS No. 134 will not have a material impact on the its financial condition or results of operations.

     In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and hedging activities- an amendment of FASB Statement No. 133, this FASB postpones the implementation of FASB 133 to effective for years beginning after June 15, 2000. The Bank currently has no activity subject to SFAS 137.

     Loans Available-For-Sale:

     Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or market calculated on an aggregate basis with any unrealized losses reflected in the statement of operations. There were no loans sold or available for sale during the year ended December 31, 1999 and 1998.

     Income Taxes:

     JADE and its Subsidiaries utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Additionally, the recognition of net deferred tax assets is based upon the likelihood of realization of tax benefits in the future. A valuation allowance would be provided for deferred tax assets which are determined more than likely not to be realized.

     Prior to July 1, 1998 IGA Credit Union was exempt, by statute, from federal and state income taxes.

     Cuiga Services Corporation, (The Company), d/b/a Member's Edge, a wholly-owned subsidiary of IGA Federal Savings Bank , is subject to federal and state income taxes. At December 31, 1999, net operating loss carryforwards approximately $69,836 are available for federal income tax purposes. These carryforwards are available to offset future federal taxable income of the Company and expire in varying amounts between December 31, 2003 and June 30, 2013.

     The Company incurred income of $15,538 for the year ended
December 31, 1999, $4,114 net loss for the six month period ended December 31, 1998 and a $7,275 net loss for the year ended
June 30, 1998.

2.  INVESTMENTS AND MORTGAGE-BACKED SECURITIES:

     The following is a summary of the JADE and its Subsidiaries investment in available-for-sale and held-to-maturity securities:


                                               Available-for-Sale
                                                December 31, 1999
                                                Gross        Gross
                                Amortized    Unrealized    Unrealized      Fair
                                   Cost         Gains        Losses       Value
                                              (Dollars in Thousands)

Investment Securities:

  Debt:

  FHLB Notes                      $28,862        $  -       ($1,539)    $27,323
  FHLMC                               500                   (    36)        464
  Federal Farm Credit               5,000                   (   318)      4,682
  Small Business Associations       3,590                   (    36)      3,554
  Municipals                        5,158                   (   398)      4,760

                                   43,110                   ( 2,327)     40,783

Mortgage-backed Securities:

  Collateralized mortgage
    obligations                   $ 2,401         $ -       ($   83)    $ 2,318
  FHLMC                               631                   (    11)        620
  GNMA                              2,286                   (   130)      2,156
  FNMA                              3,817                   (    52)      3,765

                                    9,135                   (   276)      8,859

  Total available-for-sale
  Securities                       52,245           -       ( 2,603)     49,642


                                                  Held-to-Maturity
                                                 December 31, 1999
                                                 Gross        Gross
                                 Amortized    Unrealized    Unrealized     Fair
                                    Cost         Gains        Losses       Value
                                               (Dollars in Thousands)

Investment Securities:

Mortgage-backed Securities:

  Collateralized mortgage
    obligations                     1,997                   (    22)      1,975
  FNMA                                363                   (     9)        354
  GNMA                              1,954                   (    75)      1,879

     Total Held-to-Maturity
       Securities                   4,314                   (   106)      4,208

     TOTAL INVESTMENTS AND
       MORTGAGE-BACKED
       SECURITIES                 $56,559       $  -        ($2,709)    $53,850


     The following is a summary of the Bank's investment in available-for-sale and held-to-maturity securities.


                                                  Available-for-Sale
                                                 December 31, 1999
                                                 Gross        Gross
                                 Amortized    Unrealized    Unrealized     Fair
                                    Cost         Gains        Losses      Value
                                               (Dollars in Thousands)

Investment Securities:

Debt:

  FHLB Notes                      $ 14,924        $ 11       ($125)     $ 14,810
  FHLMC                                500                   (   4)          496
  Federal Farm Credit                6,000           1       (  25)        5,976
  Small Business Associations        2,568                   (  26)        2,542
  Municipals                         4,908                   (   6)        4,902
                                    28,900          12       ( 186)       28,726

Mortgage-backed Securities:

  Collateralized mortgage
    obligations                      3,148                   (  68)        3,080
  FHLMC                              1,277                   (   6)        1,271
  FNMA                               5,861                   (  36)        5,825
                                    10,286                   ( 110)       10,176

     Total available-for-sale
       securities                   39,186          12       ( 296)       38,902


                                                  Held-to-Maturity
                                                 December 31, 1999
                                                 Gross        Gross
                                 Amortized    Unrealized    Unrealized     Fair
                                    Cost         Gains        Losses       Value
                                               (Dollars in Thousands)

Investment Securities:

Mortgage-backed Securities:
  Collateralized mortgage
    obligations                   $ 3,617       $ 1         $ -         $ 3,618
  FNMA                                538                   (   2)          536
  GNMA                              2,480                   (  93)        2,387

     Total held-to-maturity
       securities                   6,635         1         (  95)        6,541

     TOTAL INVESTMENTS AND
     MORTGAGE-BACKED
     SECURITIES                   $45,821       $13         ($391)      $45,443


     The amortized cost and estimated market values of securities at December 31, 1999 and 1998 by contractual maturities, are as follows:

                                    Estimated
                                    Amortized           Market
                                      Cost              Value
                                       (Dollars in Thousands)

December 31, 1999:

  Due less than one year               $    500        $    464
  Due after one year through
    five years                           14,364          13,864
  Due after five years through
    ten years                            22,201          20,666
  Due after ten years                     2,455           2,234
                                         39,520          37,228
  Mortgage-backed securities             17,039          16,622

                                        $56,559         $53,850

December 31, 1998:

  Due less than one year                $   500         $   496
  Due after one year through
    five years                            7,004           7,000
  Due after five years through
    ten years                            15,678          15,540
  Due after ten years                     3,230           3,227
                                         26,412          26,263
  Mortgage-backed securities             19,439          19,209

                                        $45,851         $45,472

     Proceeds from sales and maturities of securities available-for-sale during the year ended December 31, 1999 totaled $8,984,886. Of the proceeds, $4,095,677 were from maturities, and $4,889,209 were from principal repayments. No gains or losses were realized from those transactions. Proceeds from sales and maturities of securities available-for-sales during the six months ended December 31, 1998 totaled $34,277,935. Of the proceeds, $-0- were from maturities, $1,500,000 were from security call options, and $3,326,316 were from principal repayments. Gains of $198,000 were realized from those transactions.

     Investment in BankZip.com:

     On November 16, 1999, JADE Financial Corp. purchased a convertible debenture in the amount of $2.5 million with a rate of interest of 5.45% from ZipFinancial.Com.Inc. (d/b/a/
BankZip.com). The investment is recorded at cost which approximates fair value. The President of IGA Federal Savings
Bank is also a Director of ZipFinancial.Com.Inc.

3.  LOANS RECEIVABLE:

     Loans receivable consist of the following:

December 31:                              1999            1998
                                         (Dollars in Thousands)

Real Estate Loans:

  One-to-four family                      $  43,434    $ 40,114
  Commercial loans                            2,996       1,408
                                             46,430      41,522

Consumer Loans:
  Home equity loans                          24,172      22,421
  Automobile and truck loans                 24,406      18,746
  Signature loans                             5,414       6,329
  Credit card loans                          10,955      10,920
  Other                                       2,498       3,658
                                             67,445      62,074

Commercial Loans                              1,469         400
                                            115,344     103,996

  Less allowance for possible
    loan losses                            (  1,284)    ( 1,074)
  Plus deferred loan costs, net                  21     (    22)

                                           $114,081    $102,900

     Loans receivable at December 31, 1999 and 1998 includes
$97,462,685 and $85,667,043 of fixed rate loans and $17,882,315 and $18,329,158 of adjustable rate loans, respectively.

     A summary of loan maturities at December 31, 1999 is as follows:


                                                                        Consumer
                                                 Commercial               and
                                   One to Four       Real      Home    Commercial     Total
                                     Family        Estate     Equity     Business     Loans
Amounts due:
  Non-accrual                        $   73        $   -       $   56     $   65      $   194

Within one year                         388                       195     12,365       12,948

After one year:
  1 to 3 years                        1,310                     2,015     10,664       13,989
  4 to 5 years                        2,289         1,305       4,996     20,601       29,191
  6 to 11 years                      14,513         1,628      12,998      1,048       30,187
  Over 11 years                      24,861            63       3,912                  28,836

Total due after one year             42,973         2,996      23,921     32,313      102,203

TOTAL AMOUNTS DUE                   $43,434        $2,996     $24,172    $44,743     $115,345


     A summary of changes in the allowance for possible loan losses is as follows:

December 31:                                 1999        1998
                                          (Dollars in Thousands)

BALANCE, BEGINNING OF YEAR                  $1,074       $  948
  Provision charged to operation               520          300
  Recoveries of amounts charged off
    and other                                  133           80
                                             1,727        1,328
  Amounts charged off                       (  443)      (  254)

BALANCE, END OF YEAR                        $1,284       $1,074

     The provision for loan losses charged to expense is based upon past loan and loss experience and an evaluation of potential losses in the current loan portfolio, including the evaluation of impaired loans under SFAS Nos. 114 and 118. A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. As of December 31, 1999 and 1998, 100% of the impaired loan balance was measured for impairment based on the fair value of the loans' collateral. Impairment losses are included in the provision for loan losses. SFAS Nos. 114 and 118 do not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, except for those loans restructured under a trouble debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans. At December 31, 1999, the Bank's impaired loans consisted of 13 loans with a total recorded balance of $194,000 for which specific allowances of $80,152 has been established. The average investment in impaired loans for the year ended December 31, 1998 was $171,000.

     Loans on which the accrual of interest has been discontinued amounted to $194,447 and $170,835 at December 31, 1999 and 1998, respectively. If interest on those loans had been accrued, accrued interest would have increased by $3,528 and $2,988 at December 31, 1999 and December 31, 1998, respectively.

     Certain directors and officers of JADE have loans with JADE and its Subsidiaries. Such loans were made in the ordinary course of business and do not represent more than a normal risk of collection. Loans to officers and directors amounted to $1,217,995 and $1,203,636 at December 31, 1999 and 1998,
respectively. During the years ended December 31, 1999 and 1998, loans of $240,000 and $62,000, respectively, were disbursed to executive officers and board of directors, while principal repayments of $225,641 and $86,529 were received in those years, respectively.

4.  LOAN SERVICING:

     Mortgage loans serviced for others are not included in the accompanying statement of financial condition. The unpaid principal balances of these loans are summarized as follows:

     Mortgage Loan Servicing Portfolios:

                                             1999          1998
                                           (Dollars in
Thousands)

Federal National Mortgage Association       $12,485      $14,025
First Nationwide                                437          514

                                             12,922      $14,539

     Custodial escrow balances maintained in connection with the foregoing loan servicing portfolio totaled $191,952 and $200,000 as of December 31, 1999 and December 31, 1998, respectively.

5.  ACCRUED INTEREST RECEIVABLE:

     A summary of accrued interest receivable is as follows:

                                           1999             1998
                                          (Dollars in Thousands)

Loans                                       $397            $325
Mortgage-backed securities                   120             119
Investment securities                        285             202

                                            $802            $646

6.  PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET:

     The major classes of property, equipment and leasehold improvements and the total accumulated depreciation and amortization a December 31, 1999 and 1998 are as follows:

December 31:                                 1999          1998
                                          (Dollars in Thousands)

Land                                         $ 150         $ 150
Buildings and improvements                   1,742         1,726
Office furniture, equipment and leasehold
  improvements                               1,911         1,661
Transportation equipment                       143            99
                                             3,946         3,636
Less accumulated depreciation and
  Amortization                               2,056         1,674

                                            $1,890        $1,962

     Bank-Owned Life Insurance (BOLI):

     IGA Federal Savings Bank purchased $10 million of Bank-Owned Life Insurance on December 16, 1999. The insurance contract was issued by American General Insurance Company and placement of invested funds is in a separate, segregated account. Bancorp Services will provide administrative servicing going forward. Bank-Owned Life Insurance ("BOLI") is specially structured life insurance owned by the bank on a broad-base of its employees. The Bank pays all the premiums and names itself as beneficiary. BOLI is an alternate solution for funding future obligated benefits and is classified as an "other asset" on the balance sheet. This investment represents 36.79% of the JADE financials total current equity.

7.  DEPOSITS:

     Deposits at December 31, 1999 and December 31, 1998 are summarized as follows:

                                      Weighted
                                      Average              1999              1998
                                    Interest Rate    Amount      %          Amount       %

Types of Deposits:

Savings accounts:
  1999                                  2.10%       $  68,615    43.95%
  1998                                  3.18                                $ 70,281   45.37%
Checking accounts:
  1999                                  0.0             9,600     6.15
  1998                                  0.0                                   10,526    6.80
Money market accounts:
  1999                                  3.85            9,757     6.25
  1998                                  3.83                                   9,265    5.98

                                                    $  87,972    56.35      $ 90,072   58.15

Certificate of deposit:

3.00-3.99%
  1999                                  3.93        $     693     0.44
  1998                                  3.83                                $  1,622    1.05
4.00-4.99%
  1999                                  4.73           29,777    19.07
  1998                                  4.71                                  11,171    7.21
5.00-5.99%
  1999                                  5.42           19,691    12.61
  1998                                  5.59                                  41,900   27.05
6.00-6.99%
  1999                                  6.14           16,492    10.56
  1998                                  6.21                                   8,608    5.56
7.00-7.99%
  1999                                  7.16            1,499     0.97
  1998                                  7.17                                   1,515     .98

     Total of certificate
     of deposit                                        68,152    43.65        64,816   41.85

     TOTAL DEPOSITS                                  $156,124   100.00%     $154,888  100.00%

     Certificates of deposit have scheduled maturities as follows:

                                             1999        1998
                                          (Dollars in Thousands)

Within one year                             $56,001     $46,455
One year through two years                    9,092      13,218
Three years                                     487       2,953
Over three years                              2,572       2,190

                                            $68,152     $64,816

     Interest expense on deposits is comprised of the following:

December 31:                                 1999          1998
                                          (Dollars in Thousands)

Savings accounts                              1,540         834
Money market accounts                           339         160
Certificates of deposit                       3,501       1,768

                                             $5,380      $2,762

     The aggregate amount of certificates of deposit accounts exceeding $100,000 was approximately $10,001,000 and $7,964,000 at December 31, 1999 and 1998, respectively.

8.  FEDERAL HOME LOAN BANK STOCK:

     The Bank is a member of the Federal Home Loan Bank System. As a member, the Bank maintains an investment in the capital stock of the Federal Home Loan Bank of Pittsburgh in an amount not less than 1% of its outstanding home loans or 1/20 of its outstanding notes payable, if any, to the Federal Home Loan Bank of Pittsburgh, whichever is greater, as calculated December 31 of each year.

9.  INCOME TAX MATTERS:

     The JADE and its subsidiaries files a consolidated federal income tax return and separate state returns for the year ended
December 31, 1999.

     The provision for income taxes for the consisted of the following:

     Currently Payable:
    (Dollars in Thousands)
                                  Year Ended   Six Months Ended
                                  December 31    December 31,
                                     1999            1998

Federal                               $366            $170
State                                 ( 11)             20
Deferred                            (  248)          (  44)

     TOTAL                            $107            $146

     The reconciliation between the actual provision for federal and state income taxes and the amount of income taxes which would have been provided at statutory rates is as follows:

Year Ended December 31, 1999:

Expected income tax expense at federal
  tax rate                                   $136
Travel and entertainment                       12
Exempt interest                            (   83)
State tax net of federal benefit           (   11)
Disallowed interest expense                    53

                                             $107

     Deferred taxes are included in the accompanying statement of financial condition as of December 31, 1999 for the estimated future tax effect of differences between the financial statement and federal income tax basis of assets and liabilities given the provisions of currently enacted tax laws.

     The net deferred tax asset (liability) consists of the following components:

                                 December 31,       December 31,
                                    1999                1998

Deferred Tax Asset:
(Dollars in Thousands)

Unrealized loss on securities
  available-for-sale                $  885              $ -
Foundation contribution                206
Deferred compensation                    6                2
Allowance for loan loss                 80               42

DEFERRED TAX ASSET                  $1,177              $44

     The realization of deferred tax assets is dependent upon a variety of factors, including the generation of future taxable income, the existence of taxes paid and recoverable, the reversal of deferred tax liabilities and tax planning strategies. Based upon these and other factors, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets. The tax effect from the unrealized loss on securities available-for-sale has been offset by a valuation allowance.

10.  DIFFERENCE BETWEEN FEDERAL DEPOSITORY INSURANCE CORPORATION
     CALL REPORT AND CONSOLIDATED FINANCIAL STATEMENTS:

     There were no adjustments between Call Report and
Consolidated Financial Statement at    December 31, 1998.

     An adjustment has been make to the accounts which is reflected in the consolidated financial statements but is not reflected in the Bank's Federal Depository Insurance Corporation
Call Report. The adjustment and its effect on equity are as follows:

                                     December 31,   December 31,
                                        1999            1998
                                       (Dollars in Thousands)

Equity per the Bank's December 1998
  Office of Thrift Supervision
  Call Report                           $26,039        $15,377
Decrease in federal income tax
  provision set up
  as deferred asset                       1,177             44
Adjustment made to financial statement
  for tax benefits on unrealized
  losses on securities
  available-for-sale                         24          ( 145)

                                        $27,240        $15,276

11.  REGULATORY MATTERS:

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain certain minimum amounts and ratios (set forth in the table below). Management believes that the Bank meets, as of December 31, 1999, all capital adequacy requirements to which it is subject.

     As of June 30, 1999, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The Bank's actual capital amounts and ratios are presented in the following table.


                                                               To be Well
                                               For Capital    Capitalized Under
                                                 Adequacy      Prompt Corrective
                            Actual   Capital     Purposes       Action Provisions
                            Amount    Ratio   Amount   Ratio    Amount    Ratio
                                            (Dollars in Thousands)

As of December 31, 1999:
  Tangible capital
    (to tangible assets)    $22,691    11.4%   $2,668   1.5%    N/A       N/A
  Core capital
    (to adjusted tangible
     assets)                 22,691    11.4     5,336   3.0    8,893      5.0%
  Tier I Capital
    (to risk-weighted
     assets)                 22,691    19.26    7,964   4.0    6,010      6.0
  Risk-based capital
    (to risk-weighted
     assets)                 23,975    20.35    9,425   8.0   10,117     10.0

As of December 31, 1998:
  Tangible capital
    (to tangible assets)     15,365     8.9%    2,567   1.5      N/A      N/A
  Core capital
    (to adjusted tangible
     assets)                 15,365     8.9     5,135   3.0    8,559      5.0
  Tier I Capital
    (to risk-weighted
     assets)                 15,365    15.7     3,911   4.0    5,867      6.0
  Risk-based capital
    (to risk-weighted
     assets)                 16,439    16.8     7,822   8.0    9,778     10.0

     The following summary reconciles the Bank's equity capital as reflected in the accompanying financial statements as of December 31, 1999 with related amounts reported to the OTS:

                                Tangible    Core      Risk Based
                                      (Dollars in Thousands)

Equity capital per financial
  statements                     $26,355    $26,355     $26,355
Unrealized losses on
  available-for-sale
  securities, net of tax           1,718      1,718       1,718
Allowance for loan losses                                 1,284
Reconciling adjustment for
  deferred taxes                   (  24)     (  24)      (  24)

Regulatory Equity Capital        $28,049    $28,049     $29,333


12.  LEASE COMMITMENTS:

     JADE and its Subsidiaries rents various equipment and office space under various lease agreements. Lease expense for these leases for the year ended December 31, 1999 was $66,505, six months ended December 31, 1998 was $22,500 and year ended June 30, 1998 $63,912, respectively.

     Minimum annual rentals are as follows:

              2000               80,896
              2001               83,286
              2002               88,224
              2003               88,530
              2004               57,408

13.  RETIREMENT PLANS:

     The Bank sponsors the following retirement plans:

     A.  Pension Plans:

     The Bank has a profit-sharing plan and a 401(k) plan. Both plans cover all employees who are 21 years of age and have completed at least 1,000 hours of service during the plan year and are employed on the last day of the plan year. The Bank contributes a discretionary amount to the profit-sharing plan based on year-to-date income at December 31. The Bank matches up to 100% of the first 3% of salary elected to be deferred by the employees under the 401(k) pension plan.

     The Bank's contribution to the above plans amounted to $58,199 for the year ended December 31, 1999, and $29,472 for the six months ended December 31, 1998, and is reflected as an operating expense.

     B.  Supplemental Deferred Compensation Plans:

     The Bank adopted a nonqualified deferred compensation plan for the benefit of one of its officers. This plan requires the Bank to pay $12,000 into this plan annually beginning in 1995. The deferred compensation accounts are shown as both assets and liabilities on the Bank's financial statements. The balance of the deferred compensation arrangement was $64,239 as of December 31, 1999 and $64,239 as of December 31, 1998. Deferred compensation was $12,000 for December 31, 1999 and 1998.

     The Bank also has a life insurance policy on one of its officers that provides for annuity payments to the insured party upon retirement. Upon death of the insured party, the Bank will receive refund of all premiums paid and the insured party's designated beneficiary will receive the remainder of the policy's face value. If the policy is canceled, the Bank will receive the policy's cash surrender value only. The Bank shows the cash surrender value of this policy as an asset in its financial statements.

     C.  Employee Stock Ownership Plan (ESOP):

     In conjunction with the Bank's conversion to stock ownership, JADE Financial Corp. (the "Company") established an ESOP for eligible employees. All employees of the Company as of October 4, 1999 were eligible to participate immediately and employees of the Company hired after October 4, 1999 are eligible to participate after they attain age 21 and complete one year of service during which they work at least 1,000 hours. The ESOP borrowed funds in the amount of $1,160,000 to purchase 145,000 share of common stock issued in the conversion.

     The Bank makes contribution to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. Dividends on unallocated ESOP shares are used to pay debt service. Contributions to the ESOP and shares released from the suspense account in the amount proportional to the repayment of the ESOP loan are allocated among ESOP participants on the basis of compensation in the year of allocation. Benefits generally become 100% vested after three years of credited service. Forfeitures will be reallocated among remaining participating employees, in the same proportion as contributions. Benefits may be payable in the form of stock or cash upon termination of employment. If the Company's stock is not traded on an established market at the time of an ESOP participant's termination, the terminated ESOP participant has the right to require the Company to purchase the stock at its current fair market value. JADE's management believes there is an established market for the Company's stock and therefore, management believes there is no potential repurchase obligation at December 31, 1999.

     As shares are released, the Company reports compensation expense equal to the current market price of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. Dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $127,781 for the year ended December 31, 1999.

     Information with respect to the ESOP is as follows:

     December 31, 1999:

     Allocated shares         $  145,000

     Committed shares             14,500

     Uncommitted shares          130,500

     Fair value of uncommitted
       ESOP shares             1,044,000

     Interest expense incurred    24,123

     Dividends received              N/A

14.  SIGNIFICANT CONCENTRATIONS OF CREDIT RISK:

     The Bank grants mortgage and consumer loans primarily to customers in Southeastern Pennsylvania. Although, the Bank has a diversified loan portfolio, a substantial portion of its customers' ability to honor their contracts is dependent upon the local economy. The Bank's net investment in loans is subject to a significant concentration of credit risk given that the investment is primarily within a specific geographic area.

     As of December 31, 1999, the Bank had a net investment of $114,081,000 in loan receivable. The corresponding balance for December 31, 1998 is $102,899,621. These loans possess an inherent credit risk given the uncertainty regarding the borrower's compliance with the terms of the loan agreement. To reduce credit risk, the loans are secured by varying forms of collateral, including first mortgages on real estate, liens on personal property, share accounts, etc. It is generally the Bank's policy to file liens on titled property taken as collateral on loans. In the event of default, the Bank's policy is to foreclose or repossess collateral on which it has filed liens.

     In the event that any borrower completely failed to comply with the terms of the loan agreement and the related collateral proved worthless, the Bank would incur a loss equal to the loan balance.

15.  COMMITMENTS AND CONTINGENCIES:

     Loan Commitments and Contingencies:

     In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities which are not reflected in the accompanying consolidated financial statements. These commitments and contingent liabilities include commitments to extend credit and open-end credit available. At December 31, 1999 and 1998, open-end loan commitments not utilized, and approved but unfunded loan commitments totaled approximately $18,599,906 and $19,875,538, respectively.

16.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Statement of Financial Accounting Standards No. 107,
"Disclosures about Fair Value of Financial Instruments" requires the disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position.

     A financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contact that both imposes on one entity a contractual obligation (1) to deliver cash or another financial instrument to a second entity or (2) to exchange other financial instruments on potentially unfavorable terms with the second entity and, conveys to that second entity a contractual right to receive (1) cash or another financial instrument from the first entity or (2) to exchange other financial instruments on potentially favorable terms with the first entity.

     The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Quoted market prices should be used when available, if not available management's best estimate of fair value may be based on quoted market price of financial instruments with similar characteristics or on valuation techniques, such as using the present value of estimated future cash flows using a discount rate commensurate with the corresponding risk associated with those cash flows. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows and future economic conditions. In that regard, the fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. In addition, these estimates are only indicative of individual financial instruments' values and should not be considered an indication of the fair value of JADE and its subsidiaries as a whole. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.

     The following tables represents the carrying value and fair market value of financial instruments as of December 31, 1999:

                                       Carrying          Fair
                                         Amount          Value
                                         (Dollars in Thousands)

Assets:

  Cash and cash equivalents              $  13,242     $  13,242
  Investments securities
    available-for-sale                      43,110        40,783
  Mortgage-backed securities
    available-for-sale                       9,134         8,859
  Mortgage-backed securities
    held-to-maturity                         4,314         4,208
  Loans receivable - net                   114,081       113,758
  FHLB stock                                   834           834

Liabilities:

  NOW, Savings and Money Market
    accounts                                90,584        90,584
  Certificate of deposits                   68,152        68,233

     The following table represents the carrying value and fair market value of financial instruments as of December 31, 1998:

                                            Carrying      Fair
                                             Amount       Value
                                           (Dollars in
Thousands)

Assets:

  Cash and cash equivalents               $  18,351    $  18,351
  Investments securities
    available-for-sale                       28,980       28,805
  Mortgage-backed securities
    available-for-sale                       10,236       10,127
  Mortgage-backed securities
    held-to-maturity                          6,635       6,541
  Loans receivable - net                    102,900     102,612
  FHLA stock                                    834         834

Liabilities:
  NOW, Savings and Money Market
    accounts                                 90,072      90,072
  Certificate of deposits                    64,816      64,894

     The following methods and assumptions, where practical to implement as noted, were used by JADE in estimating its fair value for those assets.

     Cash and Cash Equivalents:

     The carrying amounts reported in the statement of financial condition for cash and cash equivalents approximate the fair value for those assets.

     Investment Securities:

     The fair value for investments are based on quoted market prices.

     Mortgage-backed Securities:

     The fair value of mortgage-backed securities issued by quasi-governmental agencies is based on quoted market prices.

     Loans Receivable:

     The Bank's fair value of loans is determined by calculating the present value of forecasted cash flows. The Bank's real estate loan portfolio was $46,430,080 and $41,521,544 at December 31, 1999 and 1998, respectively with rates ranging from 5.50% to 10.0% and maturities through 30 years. The Bank's consumer loan portfolio was $67,467,171 and $62,074,457 at December 31, 1999 and 1998, respectively with rates ranging from 4.00% to 15.0% with maturities through 10 years. The Bank's commercial loan portfolio was $1,478,425 and $399,206 at December 31, 1999 and 1998, respectively with rate of 6.75% to 13.75% and maturities through one year and monthly repayment terms.

     Deposits:

     The fair value of deposits with no stated maturity, such as NOW accounts, savings accounts and money market accounts, is equal to the amount payable on demand as of December 31, 1999. Time deposits were $68,152,000 at December 31, 1999 and $64,815,000 at December 31, 1998 with rates ranging from 4.00% to 8.00%.

17.  EARNINGS PER SHARE AND COMMON STOCK EQUIVALENTS:

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share" and Statement No. 129 ("SFAS No. 129") "Disclosures of Information about Capital Structure." SFAS No. 128, which superseded APB Opinion No. 15 ("APB No. 15") specifies the computation, presentation and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock. It replaced the presentation of primary EPS with basic EPS which, unlike primary EPS, excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS under APB No. 15. The Bank adopted SFAS No. 128 as of December 31, 1999.

     There were 1,742,423 weighted average number of shares of common stock outstanding used for the basic EPS calculation for the fiscal year ended December 31, 1999. There were no securities which had a dilutive effect on the income available to common shareholders and thus, the diluted EPS is the same as Basic EPS or .17.


57
03/30/00/SL1 53240v3/30270.002


42
03/30/00/SL1 53240v3/30270.002