Form 10QSB
period 2000-03-31
JADE FINANCIAL CORP
filed 2000-05-15
CIK 1087146

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


                              FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly period ended
March 31, 2000.

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______to ______.

                         No. 001-15351
                    (Commission File Number)

                       JADE FINANCIAL CORP.
       (Exact Name OF Registrant as Specified in its Charter)

Pennsylvania                                    23-3002586
State of Incorporation)                  (IRS Employer ID Number

                        213 W. Street Road
                      Feasterville, PA  19053
               (Address of principal executive offices)


                            (215) 322-9000
                     (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                  Number of Shares Outstanding
                      as of March 31, 2000
                           1,872,923

                        Outstanding Shares
                 COMMON STOCK ($.01 PAR VALUE)
                        (Title of Class)



                        TABLE OF CONTENTS

PART 1.  FINANCIAL INFORMATION

     Financial Statements (Unaudited)

     Consolidated Statement of Financial Condition as of March 31, 2000 and December 31, 1999

     Consolidated Statement of Income for the Three
     Months Ended March 31, 2000 and 1999.

     Consolidated Statement of Cash Flows for the Three
     Months Ended March 31, 2000 and 1999.

     Notes to Consolidated Financial Statements

     Management's discussion and Analysis of Financial
     Condition and Results of Operations

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Change in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other information

PART III. SIGNATURES



PART 1.  FINANCIAL STATEMENTS



JADE FINANCIAL CORP.
Consolidated Statement of Financial Condition

ASSETS                                                       March 31,           December 31,
                                                              2000                   1999
(In Thousands)                                             (Unaudited)           (Audited)
Cash and cash equivalents:
Cash and due from banks                                  $       11,721        $    6,630
Interest bearing deposits in other financial
    institutions                                                    155                47
Federal Funds                                                    11,217             6,565
Restricted cash                                                       0                 0
       Total cash and cash equivalents                   $       23,093        $   13,242

Investment securities, available-for-sale                        40,963            40,858
Mortgage-backed securities available-for-sale                     8,352             8,859
Investment securities held-to-maturity                                0                 0
Mortgage-backed securities held-to-maturity                       3,919             4,314
   (fair value of $3,820 and $4,209)
BankZip.Com (subordinate debenture)                               2,500             2,500
Allowance for Investment Losses                                     (75)              (75)
Loans receivable, net                                           116,269           114,081
Property, equipment and leasehold
    improvements, net of accumulated depreciation                 1,921             1,890
Federal Home Loan Bank stock, at cost                               834               834
Accrued interest receivable                                       1,098               802
Other Real Estate Owned (OREO)                                       17                 0
Reorganization costs, net                                           152               162
Bank Owned Life Insurance - BOLI                                 10,152            10,021
Deferred tax asset, net                                           1,307             1,177
Prepaid expenses and other assets                                 1,190               911
       TOTAL ASSETS                                     $       211,692       $   199,576
                                                        ===============       ===========
LIABILITIES AND EQUITY

LIABILITIES:
Deposits                                                $       168,148      $   156,124
Advances from FHLBank                                            15,000           15,000
Advances from borrowers for taxes                                   678              618
Accounts payable and accrued expenses                               535              594
       Total liabilities                                $       184,361      $   172,336

EQUITY:
Common Stock, $.01 par value, 1872,923 shares                        19               19
    issued and outstanding at 3/31/00
Additional Paid-in Capital                                       14,142           14,130
Contra Equity - unearned common stock acquired                   (1,015)          (1,044)
     by the Employee Stock Ownership Plan
Commitments and contingencies (Note 16)                               0                0
Retained Earnings, (See Notes 11 and 12)                         15,993           15,853
Accumulated other comprehensive income (loss)                    (1,808)          (1,718)
       Total Equity                                     $        27,331      $    27,240
       TOTAL LIABILITIES AND EQUITY                     $       211,692      $   199,576
                                                        ===============      ===========



                            JADE FINANCIAL CORP.
                     CONSOLIDATED STATEMENT OF INCOME

                                                     Three months ended
                                                           March 31,
                                                     2000            1999
                                                         (Unaudited)
                                                        (In thousands)
INTEREST INCOME:
  Interest on loans                                $  2,361        $  2,154
  Investment and mortgage -backed securities            875             645
  Interest -earning deposits                              7              15
  Federal Funds                                         100             128
     Total interest income                         $  3,343        $  2,942

INTEREST EXPENSE:
  Interest on deposits                             $  1,361        $  1,325
  Interest on borrowed funds                            205               0
     Total interest expense                        $  1,566        $  1,325

     Net Interest Income                           $  1,777        $  1,617

PROVISION FOR POSSIBLE LOAN LOSSES                      315             135
     Net interest income after provision           $  1,462        $  1,482
       for possible loan losses

NON INTEREST INCOME:
  Loan fees                                        $     12        $     13
  Service charges                                       134             112
  Other Income                                          297              99
  Security gains or losses                                0               0
     Total noninterest income                     $     443        $    224

NON INTEREST EXPENSES:
  Compensation and employee benefits              $     917        $    733
  Office and occupancy costs                            441             410
  Printing and Postage                                   62              62
  Loan servicing                                         31              44
  Professional fees                                      78              43
  Bank and MAC charges                                  165             176
  Advertising, marketing and promotions                  47              42
  Insurance Expense                                      11               8
     Total noninterest expenses                   $   1,752        $  1,518

INCOME BEFORE PROVISION FOR INCOME TAXES          $     153        $    188
  Provision for federal and state income taxes
    Current                                              98              60
    Deferred                                            (85)             (2)
     Total income tax provision                   $      13        $     58

NET INCOME                                        $     140        $    130
                                                  =========        ========



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

     The accompanying consolidated financial statements of the Holding Company have been prepared in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for fair statement of results for the interim periods.

     The results of operations for the three months ended
March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999, contained in the Holding Company's Form 10-KSB filed with the Securities Exchange Commission on March 31, 2000.

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

     The Holding Company issued 1,872,923 shares in connection with the Conversion. Gross proceeds from the offering were $14,500,024, which includes the $8.00 value of the 145,000 shares issued to the IGA Employee Stock Ownership Plan and 60,420 shares sold to the Company for transfer to the IGA Charitable Foundation.

     The Company issued all its outstanding capital stock to the Holding Company in exchange for approximately one-half of the net proceeds. The Holding Company accounted for the purchase in a manner similar to a pooling of interests whereby assets and liabilities of the Company maintain their historical cost basis in the consolidated company.

3.  EARNINGS PER COMMON SHARE:

     Earnings per common share for the quarter ended March 31, 1999 is not applicable, as IGA Federal Savings' (the Bank's) conversion from mutual-to-stock form was not completed until October 4, 1999. Presented below is information with respect to the calculation of basic and diluted earnings per share for the three months ended March 31, 2000.

                                          Three Months Ended
                                             March 31, 2000

Net Income                                        $140,000
Weighted average number of common
  shares outstanding                             1,872,923
Average ESOP shares not committed
  to be released                                  (130,500)
Weighted average number of
  common shares outstanding for basic
  earnings per share computation purposes        1,742,423
Dilutive effects of employee stock options               0
Weighted average shares and common share
  equivalents                                    1,742,423
                                                 =========
Basic earnings per share                            $ 0.08
Diluted earnings per share                          $ 0.08

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

     The Company's comprehensive income for the three months ended March 31, 2000 and March 31, 1999 are as follows:

                                           Three Months Ended
                                                March 31,
                                           2000          1999
                                        (Dollars in Thousands)

   Net income                             $140           $ 130
   Unrealized holding gains (losses)
      arising during the period net
      of tax effect                       ( 90)          ( 310)
   COMPREHENSIVE INCOME                   $ 50           $(180)

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

     SFAS No. 133, Accounting for Derivation Instruments and
Hedging Activities, will be effective for the Bank for years beginning July 1, 1999. The Bank currently has no activity subject to SFAS 133.

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



                MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth certain selected financial ratios for the Company at or for the period ended, March 31, 2000:

                                 SELECTED FINANCIAL RATIOS

                                                                        At or For the
                                                                      Three months ended
                                                                          March 31,
Selected Financial Condition Data:                                       2000        1999
Performance Ratios:  (1)
   Return on assets (ratio of net income to average total assets)         0.28%     0.30%
   Return on equity (ratio of net income to average equity)               2.09%     3.41%
   Earnings per common share                                         $    0.08         -
   Interest rate spread  (2)                                              3.77%     3.85%
   Net interest margin  (3)                                               3.96%     3.97%
   Operating expenses to average total assets                             3.52%     3.50%
   Average interest-earning assets to average
     interest-bearing liabilities                                       105.45%   103.77%

Asset Quality Ratios:
   Non-performing assets to total assets at end of period                 0.05%     0.11%
   Allowance for loan losses to non-performing assets                  1385.71%   549.75%
   Allowance for loan losses to gross loans receivable                    1.32%     1.05%

Capital Ratios:
   Equity to total assets at end of period                               12.91%     8.51%
   Average equity to average assets                                      13.47%     8.79%
   Book value per share                                              $   14.59         -

Other Data:
   Number of full service offices                                             5        5

     (1)  Ratios for the three month periods are
          annualized where appropriate

     (2) Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities

     (3)  Net interest as a percentage of average interest-earning assets




COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2000 AND
DECEMBER 31, 1999

     Our total assets increased $12.1 million from $199.6 million to $211.7 million or 6.06% from December 31, 1999 to March 31, 2000. Our total liabilities increased $12.1 million from $172.3 million to $184.4 million or 7.02% from December 31, 1999 to March 31, 2000. We had $15.0 million borrowed from the Federal Home Loan Bank as of March 31, 2000. The increase in assets and liabilities at March 31, 2000 compared to December 31, 1999 is primarily attributable to a temporary increase in deposit balances. In mid March, Peco Energy paid performance bonuses to their employees who in turn deposited approximately $8.0 million in savings, checking and money market accounts at IGA Federal Savings. Due to the increase in deposit balances, Cash and Cash equivalents increase $9.9 million from $13.2 million at December 31, 1999 to $23.1 million at March 31, 2000.

     Total loans increase $2.5 million from $115.3 million to $117.8 million or 2.17 % from December 31, 1999 to March 31, 2000. The increase was primarily the result of increased loan orginations as illustrated by the following loan composition table:


                                           At March 31,       At December 31,
                                                2000               1999
                                           Amount  Percent    Amount  Percent  Variance  %Change

Real Estate Loans:
One- to four-family                        $44,373  37.65%    $43,434   37.66%   $ 939    2.16%
Commercial                                   3,422   2.90%      2,996    2.60%   $ 426   14.22%
  Total real estate loans                   47,795  40.56%     46,430   40.25%  $1,365    2.94%

Consumer Loans:
Home equity                                 24,948  21.17%     24,172   20.96%  $  776    3.21%
Automobile                                  25,315  21.49%     24,406   21.16%  $  931    3.81%
Credit cards                                 9,655   8.19%     10,955    9.50% $(1,300) -11.87%
Signature loans                              5,923   5.03%      5,414    4.69%  $  509    9.40%
Other                                        2,404   2.04%      2,498    2.17%  $  (73)  -2.92%
Commercial                                   1,764   1.50%      1,469    1.27%  $  295   20.08%
  Total consumer loans                      70,009  59.44%     68,914   59.75%  $1,138    1.65%
  Total loans                              117,804 100.00%    115,344  100.00%  $2,503    2.17%
                                           ======= ======     =======  ======   ======   =====
Less:
Deferred fees and discounts                     17                 21
Allowance for losses                        (1,552)            (1,284)
  Total loans receivable, net             $116,269           $114,081
                                          ========           ========


     Our total equity increased from $27.2 million to $27.3 million or .37% from December 31, 1999 to March 31, 2000 due to an increase in retained earnings. Accumulated and other comprehensive income increased slightly from ($1.7) million at December 31, 19999 to ($1.8) million at March 31, 2000.

Asset Quality

     The following table sets forth non-performing assets as of March 31, 2000 and December 31, 1999 (Dollars in thousands):


                                      NonPerforming Assets


                                               At March 31,   At December 31,
                                                    2000            1999

Non-accruing loans:
One-to four-family                                   86               73
   Home equity                                        0               55
   Automobile                                         1               21
   Credit cards                                       8               11
   Signature loans                                    0                2
   Commercial                                         0               32
   Other                                              0                0
          Total                                      95              194

Accruing loans delinquent more
   than 90 days:
   One-to four-family                                 0                0
   Home equity                                        0                0
   Automobile                                         0                0
   Credit cards                                       0                0
   Signature loans                                    0                0
   Other                                              0                0
          Total                                       0                0

Foreclosed assets                                    17               17

Renegotiated loans                                    0                0

Total non-performing assets                        $112             $211

Non-performing assets as a percent of             0.10%            0.18%
   total loans

Non-performing assets as a percent of             0.05%            0.11%
   total assets



COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
MARCH 31, 2000 AND MARCH 31, 1999.

     The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three month periods ended March 31, 2000 and 1999. Average balance calculations were based on daily balances.


                                                   3 months ended March 31,        3 months ended March 31,
                                                            2000                                1999
                                               Average  Interest  (Annualized)  Average   Interest (Annualized)
                                            Outstanding  Earned/      Yield/  Outstanding  Earned/   Yield/
                                               Balance    Paid         Rate     Balance     Paid     Rate
                                                  (Dollars in Thousands)          (Dollars in Thousands)

Interest-earning assets:
   Loans receivable                           $116,095   $2,361      8.13%     $105,990   $2,154     8.13%
   Investments                                  63,428      982      6.19%       57,002      788     5.53%
      Total earning assets                     179,523    3,343      7.45%      162,992    2,942     7.22%
   Non-interest earning assets                  19,776                           10,366
   Total assets                               $199,299                         $173,358
                                            ==========                        =========
Interest-bearing liabilities:
   Savings deposits                            $69,007      350      2.03%      $70,861      377     2.13%
   NOW accounts                                 10,183        0      0.00%       10,167        0     0.00%
   Money market accounts                         9,106      101      4.44%       10,144       77     3.04%
   Certificates of deposit                      68,269      910      5.33%       65,899      871     5.29%
   Other notes payable - FHLB                   13,681      205      5.99%    _________  _______
      Total interest-bearing liabilities       170,246    1,566      3.68%      157,071    1,325     3.37%
   Non-interest bearing liabilities              2,205                            1,043
      Total liabilities                        172,451                          158,114
   Equity                                       26,848                           15,244
      Total liabilities and equity            $199,299                         $173,358
                                            ==========                        =========

Net interest-earning assets                     $9,277                           $5,921
                                            ==========                        =========
Net interest spread                                      $1,777      3.77%                $1,617     3.85%
                                                        =======    =======               =======   =======
Net interest margin                                                  3.96%                           3.97%
                                                                   =======                         =======
Ratio of average interest-earning assets
   to average interest-bearing liabilities    105.45%                          103.77%
                                            =========                         ========




                                      Rate and Volume Analysis

                                                              For the three months ended March 31,
                                            2000 vs. 1999                                     1999 vs. 1998
                                Increase (decrease due to    Total         Increase (decrease) due to    Total
                                                    Rate/    Increase                            Rate/  Increase
                            Rate         Volume     Volume  (Decrease)       Rate      Volume   Volume  Decrease)
                                          (In Thousands)                                  (In Thousands)
Interest-earning assets:
   Loan receivable              $6         $821       ($620)     $207          ($487)     $763   ($218)       $58
   Investments                 378          355        (539)      194            220       168    (288)       100
    Total earning assets       384        1,176      (1,159)      401           (267)      931    (506)       158

Interest-bearing liabilities:
   Savings deposits            (70)         (39)         82       (27)          (313)      115     143        (55)
   Checking accounts             0            0           0         0                        0       0          0
   Money market accounts       142          (32)        (86)       24            (63        63      (3)        (3)
   Certificates of deposit      30          125        (116)       39           (194       519    (252)        73
   Other notes payable-FHLB      0            0         205       205              0         0       0          0
    Total interest-bearing     102           54          85       241           (570)      697    (112)        15
       liabilities

Change in net interest        $282       $1,122     ($1,244)     $160           $303      $234   ($394)      $143
   income


Net Income:

     Net income for the three months ended March 31, 2000 was $140,000. Net income for the comparable period in 1999 was $130,000. The increase in the current period when compared to the prior period was due to a significant increase in lending from the prior period as average loans increased by $10.1 million or 9.52% from $106.0 million for the three months ended March 31, 1999 to $116.1 million for the three months ended March 31, 2000. However, we did experience a decrease of approximately 8 basis points in our net interest spread because the cost of our deposits increased more rapidly than the rates we earned on our loans and investments.

     Core earnings, defined as pretax earnings adjusted for securities sales transactions and unusual or non-recurring expense or income items, were $153,000 for the three months ended
March 31, 2000 compared to $188,000 in the prior year period.

     The following table summarizes the components of adjusted pretax core earnings:

                                        Three Months Ended
                                             March 31,
                                      2000             1999
                                      (Dollars in Thousands)

Net interest income                   $1,777          $1,617
Provision for loan losses                315             135
Noninterest income excluding
  gains and losses                       443             224
Noninterest expense                    1,752           1,518

ADJUSTED PRETAX CORE EARNINGS         $  153          $  188

     INTEREST INCOME.  Total interest income increased $401,000 or 13.63% from $2.9 million for the first quarter of 1999 compared to $3.3 million for the first quarter of 2000. This increase resulted from an increase in average earning assets for the comparable periods.

     NET INTEREST INCOME. Net interest income increased $160,000 or 9.89% from $1.6 million for the first quarter of 1999 compared to $1.8 million for the first quarter of 2000. This increase is attributable to a higher volume of loan originations and an increase in the average investment balances.

     INTEREST EXPENSE. Total interest expense increased $241,000 for the first quarter of 2000 compared to the first quarter of 1999. This increase was mainly attributable to a general interest rate environment thereby increasing our cost on borrowed funds.

     PROVISION FOR LOAN LOSSES. The provision for loan losses increased by $180,000 or 133.33% for the first quarter of 2000 compared to the first quarter of 1999. This increase reflects anticipated changes in the company's loan portfolio from that of a traditional consumer focused credit union to a more diversified banking company. We do not foresee the need to increase the provision significantly in the future. During the three months ended March 31, 2000, the Company had charge-offs of $92,284 and recoveries of $45,104. At March 31, 2000, the Company's allowance for loan losses totaled $1.6 million which was 1.32% of total loans.

     NONINTEREST INCOME. Noninterest income increased $219,000 or 97.77% to $443,000 for the three months ended March 31, 2000 from $224,000 for the three months ended March 31, 1999. The increase was due primarily to income from the Bank Owned Life Insurance (BOLI), title insurance income, and increased fees from debit card transactions.

     NONINTEREST EXPENSE. Total noninterest expense increased $234,000 or 15.42% to $1.8 million for the three months ended March 31, 2000 from $1.5 million for the three months ended March 31, 1999. This increase resulted primarily from an increase in compensation and employee benefits due to normal salary increases and the expense of the Employee Stock Ownership Plan ("ESOP") as well as an increase in professional fees.



     FEDERAL INCOME TAXES. The provision for federal income taxes decreased relative to the amount of taxable income for the period.



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

                                JADE FINANCIAL CORP.
                                (Registrant)

                                By:/s/Dorothy M. Bourlier
May 15, 2000                    Dorothy M. Bourlier
                                Chief Financial Officer



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

27     Financial Data Schedule*

* Filed herewith