Form 10QSB/A
period 2000-03-31
JADE FINANCIAL CORP
filed 2000-06-06
CIK 1087146

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
                                                  =========        ========



                       JADE FINANCIAL CORP.
               CONSOLIDATED STATEMENT OF CASH FLOWS

        Increase (Decrease) in Cash and Cash Equivalents

                                                      Three Months Ended
                                                    March 31,     March 31,
                                                    ---------     ----------
                                                      2000          1999
                                                    ---------     ----------
                                                    Unaudited     Unaudited
                                                                 (Dollars in
                                                                  thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $   140       $   130
                                                    -------       -------
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Amortization of premium/discount on invest-
        ments and mortgage-backed securities             24            44
      Depreciation and amortization                     108            97
      (Gain) loss on sale of investment securities        -             -
      (Premium) discount on first mortgage sales          -             -
      (Gain) loss on sale/disposal of asset               -             -
      Provision for losses on loans                     315           135
      Change in assets and liabilities:
        (Increase) decrease in deferred tax asset      (130)           (2)
        (Increase) decrease in accrued interest
           receivable                                  (296)         (318)
        (Increase) decrease in BOLI asset              (131)            -
        (Increase) decrease in prepaid expenses
           and other assets                            (296)         (165)
        (Increase) decrease in accounts payable
           and accrued expenses                         (59)          (35)
                                                    -------       -------
       Net cash provided by operating activities       (325)         (114)
                                                    -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of FHLB Stock                                  -             -
  Purchase of investment securities, available-
    for-sale                                         (1,000)       (7,128)
  Sales of investment securities, available-
    for-sale                                              -             -
  Mortgage-backed security purchases, available-
    for-sale                                              -        (2,547)
  Mortgage-backed security sales                          -             -
  Mortgage-backed security maturities and
    principal repayments                              1,197         1,065
  Maturities and principal repayments of invest-
    ment securities, available-for-sale                 527         4,297
  (Increase) decrease in total loans receivable,
    net                                              (2,503)       (2,420)
  Proceeds from sale of real estate owned net
    of expenses                                           -             -
  Proceeds from sale of loans                             -             -
  Proceeds from sale of equipment                         -             -
  Capital expenditures                                 (129)          (14)
  Decrease in Share Insurance Fund                        0            29
    Net cash provided by (used in) investing
      activities                                     (1,908)       (6,718)
                                                    -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in advances, net              $12,024       $ 6,541
  Net increase (decrease) in advances FHLB                -             -
  Net increase (decrease) in advances for
    borrowers                                            60            53
                                                    -------       -------
    Net cash provided by (used in) financing
      activities                                     12,084         6,594
                                                    -------       -------
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                         9,851          (238)

  Cash and cash equivalents, beginning of year       13,242        18,351
                                                    -------       -------

CASH AND CASH EQUIVALENTS, END OF YEAR              $23,093       $18,113
                                                    =======       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest on deposits                            $ 1,361       $ 1,325
    Income Taxes                                    $     -       $   177

  Noncash activities:
    Increase in unrealized loss on investment
      mortgage-backed securities available-for-
      sale, net of taxes                            $    90       $   310
                                                    =======       =======



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

                                JADE FINANCIAL CORP.
                                (Registrant)

                                By:/s/Dorothy M. Bourlier
June 6, 2000                    Dorothy M. Bourlier
                                Chief Financial Officer



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