Form 10QSB
period 2000-06-30
JADE FINANCIAL CORP
filed 2000-08-21
CIK 1087146

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                            FORM 10-QSB

( )  Quarterly report pursuant to Section 13 or 15 (d) of the
     Securities Exchange Act of 1934 for the Quarterly period ended June 30, 2000.

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

                       (215)322-9000
                (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

                                     Number of Shares Outstanding
                                          as of June 30, 2000

COMMON STOCK ($.01 PAR VALUE)                  1,872,923
       (Title of Class)                   Outstanding Shares



                        TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

          Financial Statements (Unaudited)

          Consolidated Statement of Financial Condition as of June 30, 2000 and December 31, 1999

          Consolidated Statement of Income for the Three and Six
          Months Ended June 30, 2000 and 1999.

          Consolidated Statement of Cash Flows for the Six
          Months Ended June 30, 2000 and 1999.

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

Item 5.   Other information

PART III. SIGNATURES



                  PART 1.  FINANCIAL STATEMENTS



                      JADE FINANCIAL CORP.
           Consolidated Statement of Financial Condition

ASSETS                                              June 30,      December 31,
                                                      2000            1999
(In Thousands)                                    (Unaudited)      (Audited)
Cash and cash equivalents:
Cash and due from banks                             $  7,322       $  6,630
Interest bearing deposits in other financial
  institutions                                           243             47
Federal Funds                                         10,775          6,565
Restricted cash                                            0              0
    Total cash and cash equivalents                 $ 18,340       $ 13,242

Investment securities, available-for-sale             40,563         40,783
Mortgage-backed securities available-for-sale          7,952          8,859
Investment securities held-to-maturity                     0              0
Mortgage-backed securities held-to-maturity
  (fair value of $3,366 and $4,209)                    3,461          4,314
BankZip.Com                                            2,500          2,500
Loans receivable, net                                124,018        114,081
Property, equipment and leasehold
  improvements, net of accumulated depreciation        1,895          1,890
Federal Home Loan Bank stock, at cost                  1,000            834
Accrued interest receivable                              891            802
Other Real Estate Owned (OREO)                             0              0
Reorganization costs, net                                145            162
Bank Owned Life Insurance - BOLI                      10,286         10,021
Deferred tax asset, net                                1,361          1,177
Prepaid expenses and other assets                      1,320            911

    TOTAL ASSETS                                    $213,732       $199,576

LIABILITIES AND EQUITY

LIABILITIES:
Deposits                                            $164,427       $156,124
Advances from FHL Bank                                 20,000        15,000
Advances from borrowers for taxes                        862            618
Accounts payable and accrued expenses                    764            594
  Total liabilities                                 $186,053       $172,336

EQUITY:
Common Stock, $.01 par value, 1,872,923 shares
  issued and outstanding at 6/30/00                       19             19
Additional Paid-in Capital                            14,159         14,130
Contra Equity - unearned common stock acquired
  by the Employee Stock Ownership Plan                  (986)        (1,044)

Commitments and contingencies (Note 16)                    0              0
Retained Earnings, (See Notes 11 and 12)              16,338         15,853
Accumulated other comprehensive income (loss)         (1,851)        (1,718)
    Total Equity                                    $ 27,679       $ 27,240

    TOTAL LIABILITIES AND EQUITY                    $213,732       $199,576



                       JADE FINANCIAL CORP.
                 CONSOLIDATED STATEMENT OF INCOME

                                Three months ended   Six months ended
                                     June 30,             June 30,
                                  2000       1999      2000      1999
                                    (Unaudited)         (Unaudited)
                                  (In thousands)       (In thousands)
INTEREST INCOME:
  Interest on loans             $2,516      $2,188   $4,877     $4,342
  Investment and mortgage-
    backed securities              855         775    1,730      1,407
  Interest -earning deposits        17          27       24         55
  Federal Funds                     78          55      178        183
      Total interest income     $3,466      $3,045   $6,809     $5,987

INTEREST EXPENSE:
  Interest on deposits          $1,420      $1,317   $2,781     $2,642
  Interest on borrowed funds       189           3      394          3
      Total interest expense    $1,609      $1,320   $3,175     $2,645

      Net Interest Income       $1,857      $1,725   $3,634     $3,342

PROVISION FOR POSSIBLE LOAN
  LOSSES                           115         135      430        270

      Net interest income
        after provision for
        possible loan losses    $1,742      $1,590   $3,204     $3,072

NON INTEREST INCOME:
  Loan fees                     $   12      $   13   $   24     $   26
  Service charges                  131         110      265        222
  Other Income                     372         146      669        245
  Security gains or losses        (100)          0     (100)         0
      Total noninterest income  $  415      $  269   $  858     $  493

NON INTEREST EXPENSES:
  Compensation and employee
    benefits                    $  911      $  729   $1,828     $1,462
  Office and occupancy costs       377         437      784        832
  Printing and Postage              66          66      128        128
  Loan servicing                    45          38       76         82
  Professional fees                110          41      188         84
  Bank and MAC charges             170         179      335        355
  Advertising, marketing and
    promotions                      50          33       97         75
  Insurance Expense                 22          32       67         55
  Other - Foundation Expense         0           0        0          0

      Total noninterest
        expenses                $1,751      $1,555   $3,503     $3,073

INCOME BEFORE PROVISION
  FOR INCOME TAXES              $  406      $  304   $  559     $  492
  Provision for federal and
    state income taxes
    Current                        125         112      223        172
    Deferred                       (31)          0     (116)        (2)
      Total income tax
        provision               $   94      $  112   $  107     $  170

NET INCOME                      $  312      $  192   $  452     $  322



                       JADE FINANCIAL CORP
              CONSOLIDATED STATEMENT OF CASH FLOWS

         Increase (Decrease) in Cash and Cash Equivalents

                                              Six Months Ended
                                            June 30,    June 30,
                                             2000         1999
                                           Unaudited   Unaudited
                                          (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                               $    452    $    322
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
    Amortization of premium/discount on
      investments and mortgage-backed
      securities                                 48          86
    Depreciation and amortization               202         191
    (Gain) loss on sale of investment
      securities                               (100)          -
    (Premium) discount on first mortgage
      sales                                       -           -
    (Gain) loss on sale/disposal of asset         -           -
    Provision for losses on loans               430         270
    Change in assets and liabilities:
      (Increase) decrease in deferred tax
        asset                                  (184)         (2)
      (Increase) decrease in accrued
        interest receivable                     (89)       (111)
      (Increase) decrease in BOLI asset        (265)          -
      (Increase) decrease in Reorganization
        costs                                   (17)         (6)
      (Increase) decrease in prepaid
        expenses and other assets              (409)       (572)
      Increase (decrease) in accounts
        payable and accrued expenses            170       1,055

        Net cash provided by operating
          activities                            238       1,233

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of FHLB Stock                        166           -
  Purchase of investment securities,
    available-for-sale                       (1,000)    (14,400)
  Sales of investment securities,
    available-for-sale                            -           -
  Mortgage-backed security purchases,
    available for sale                            -      (7,670)
  Mortgage-backed security sales                  -           -
  Mortgage-backed security maturities
    and principal repayments                  2,184       5,238
  Maturities and principal repayments of
    investment securities, available-
    for-sale                                    527       3,500
  (Increase) decrease in total loans
    receivable, net                         (10,367)     (5,453)
  Proceeds from sale of real estate owned
    net of expenses                               -           -
  Proceeds from sale of loans                     -           -
  Proceeds from sale of equipment                 -           -
  Capital expenditures                         (197)        (30)
  Decrease in Share Insurance Fund                0          29

        Net cash provided by (used in)
          investing activities               (8,687)    (18,786)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in deposits, net     $  8,303    $  4,766
  Net increase(decrease) in advances FHLB     5,000       3,000
  Net increase(decrease) in advances for
    borrowers                                   244         222

        Net cash provided by (used in)
          financing activities               13,547       7,988

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                 5,098      (9,565)

  Cash and cash equivalents, beginning of
    year                                     13,242      18,351

CASH AND CASH EQUIVALENTS, END OF YEAR     $ 18,340    $  8,786

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
   Cash paid during the year for:
     Interest on deposits                  $  2,781    $  2,642
     Income Taxes                          $    160    $    251
   Noncash activities:
     Increase in unrealized loss on
       investment mortgage-backed
       securities available-for-sale,
       net of taxes                        $    133    $  1,466



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

     The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999, contained in the Holding Company's Form 10K filed with the Securities Exchange Commission on March 31, 2000.

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

3.   EARNINGS PER COMMON SHARE:

     Earnings per common share for the quarter ended June 30, 1999 is not applicable, as IGA Federal Savings' (the Bank's) conversion from mutual-to-stock form was not completed until October 4, 1999. Presented below is information with respect to the calculation of basic and diluted earnings per share for the three months ended June 30, 2000.

                                              Three Months Ended
                                                 June 30, 2000
Net Income                                        $  312,000
Weighted average number of common shares
  outstanding                                      1,872,923
Average ESOP shares not committed to be
  released                                          (130,500)
Weighted average number of common shares
  outstanding for basic earnings per
  share computation purposes                       1,742,423
Dilutive effects of employee stock options                 0
Weighted average shares and common share
  equivalents                                      1,742,423

Basic earnings per share                          $     0.18
Diluted earnings per share                        $     0.18

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

     The Company's comprehensive income for the three months ended June 30, 2000 and 1999 are as follows:

                                             Three Months Ended
                                                  June 30,
                                           2000             1999
                                           (Dollars in Thousands)

Net income                                 $312            $ 192
Unrealized holding gains (losses)
  arising during the period net
  of tax effect                             (43)            (561)

COMPREHENSIVE INCOME                       $269            $(369)

5. Investment Valuation

Jade Financial Corp, together with three other financial institutions participated in the initial capitalization of BankZip.com, an Internet banking company. The total capitalization of BankZip.com was $13.9 million and Jade contributed $2.5 million in the form of a convertible subordinated note. BankZip is in the process of seeking an additional $20 million of capital. They have informed Jade that they expect to complete all or a substantial part of this financing before September 30, 2000 and have advised legal counsel and the outside auditors in writing that they do not believe at this time that the investment is impaired. Jade management has agreed with BankZip's assessment; however, the continued viability of BankZip, and therefore the value of the Jade investment, may be dependent upon BankZip's ability to raise capital.

6.   NEW ACCOUNTING STANDARDS:

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



              MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth certain selected financial ratios for the Company at or for the period ended, June 30, 2000:

                    SELECTED FINANCIAL RATIOS

                                         At or For the        At or For the
                                      Three months ended    Six Months ended
                                            June 30,            June 30,
                                        2000       1999      2000       1999
Selected Financial Condition Data:
Performance Ratios:  (1)
  Return on assets (ratio of net
    income to average total assets)      0.62%     0.43%      0.45%     0.37%
  Return on equity (ratio of net
    income to average equity)            4.71%     5.11%      3.39%     4.26%
  Earnings per common share             $0.18         -      $0.26         -
  Interest rate spread  (2)              3.88%     3.89%      3.83%     3.87%
  Net interest margin  (3)               4.06%     4.07%      4.01%     4.02%
  Operating expenses to average
    total assets                         3.47%     3.50%      3.49%     3.50%
  Average interest-earning assets
    to average interest-bearing
    liabilities                        105.05%   105.63%    105.25%   104.71%

Asset Quality Ratios:
  Non-performing assets to total
    assets at end of period              0.02%     0.08%      0.02%     0.08%
  Allowance for loan losses to
    non-performing assets             3671.11%   814.69%   3671.11%   814.69%
  Allowance for loan losses to
    gross loans receivable               1.31%     1.07%      1.31%     1.07%

Capital Ratios:
  Equity to total assets at end
    of period                           12.95%     7.90%     12.95%     7.90%
  Average equity to average assets      13.11%     8.46%     13.29%     8.62%
  Book value per share                 $14.78         -     $14.78         -

Other Data:
  Number of full service offices            5         5          5         5

(1) Ratios for the three and six month periods are annualized where appropriate.

(2) Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.

(3) Net Interest as a percentage of average interest-earning assets.



COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2000 AND
DECEMBER 31, 1999

     Our total assets increased $14.1 million from $199.6 million to $213.7 million or 7.06% from December 31, 1999 to June 30, 2000. Our total liabilities increased $13.8 million from $172.3 million to $186.1 million or 8.01% from December 31, 1999 to June 30, 2000. We had $20.0 million borrowed from the Federal Home Loan Bank as of June 30, 2000. The increase in assets and liabilities at June 30, 2000 compared to December 31, 1999 is primarily attributable to an increase in deposit balances and an increase in borrowings from the Federal Home Loan Bank.

     Total loans increase $10.4 million from $115.3 million to $125.7 million or 9.02 % from December 31, 1999 to June 30, 2000.
The increase was primarily the result of increased loan originations as illustrated by the following loan composition table:

                               At June 30,         At December 31,
                                   2000                  1999
                             Amount    Percent     Amount    Percent   Variance   % Change
Real Estate Loans:
One- to four-family        $ 47,345     37.67%   $ 43,434     37.66%   $ 3,911       9.00%
Commercial                    4,075      3.24%      2,996      2.60%     1,079      36.01%
  Total real estate loans    51,420     40.91%     46,430     40.25%     4,990      10.75%

Consumer Loans:
Home equity                  25,766     20.50%     24,172     20.96%     1,594       6.59%
Automobile                   27,497     21.88%     24,406     21.16%     3,091      12.66%
Credit cards                  9,713      7.73%     10,955      9.50%    (1,242)    -11.34%
Signature loans               5,983      4.76%      5,414      4.69%       569      10.51%
Other                         2,123      1.69%      2,498      2.17%      (375)    -15.01%
Commercial                    3,176      2.53%      1,469      1.27%     1,707     116.20%
  Total consumer loans       74,258     59.09%     68,914     59.75%     5,344       7.75%
  Total loans               125,678    100.00%    115,344    100.00%    10,334       8.96%

Less:
Deferred fees and
  discounts                      (8)                   21
Allowance for losses         (1,652)               (1,284)
  Total loans receivable,
    net                    $124,018              $114,081

     On December 14, 1999, the Holding Company invested $2,500,000 in a two year convertible debenture issued by BankZip.com, a start-up internet banking company for community banks. The debenture is convertible into 1 million shares of common stock upon the earlier of an initial public offering by BankZip or the day prior to the maturity date. The company, which spun off in December 1999 from Patriot Bank of Pottstown, is building a national network of community banks through which BankZip would offer end-to-end internet services, such as opening an account, account balances and transferring funds. In addition to software, BankZip is proposing to give participating community institutions access to customer service through a call center it would operate and marketing that would be conducted on a national scale. Alliance Partners (community banks), also offer a national portfolio of BankZip.com co-branded financial service products, including brokerage and insurance. Once an Alliance Partner is signed up, the service can be deployed in as few as thirty days. Fully developed, BankZip.com expects to support approximately 500 banks with as many as 4,000 branches and 5,000 ATMs across the nation within five years.

     Our total equity increased from $27.2 million to $27.7 million or 1.8% from December 31, 1999 to June 30, 2000 due to an increase in retained earnings. Accumulated and other comprehensive income increased slightly from ($1.7) million at December 31, 1999 to ($1.8) million at June 30, 2000.

Asset Quality

     The following table sets forth non-performing assets as of June 30, 2000 and December 31, 1999 (Dollars in thousands):

                                   At June 30,   At December 31,
                                       2000            1999
                                       (Dollars in Thousands)
Non-accruing loans:
  One- to four-family                 $  5            $ 73
  Home equity                            0              55
  Automobile                             9              21
  Credit cards                           1              11
  Signature loans                        0               2
  Commercial                            30              32
  Other                                  0               0
    Total                               45             194

Accruing loans delinquent more
  than 90 days:
  One- to four-family                    0               0
  Home equity                            0               0
  Automobile                             0               0
  Credit cards                           0               0
  Signature loans                        0               0
  Other                                  0               0
    Total                                0               0

Foreclosed assets                        0              17
Renegotiated loans                       0               0
Total non-performing assets           $ 45            $211
Non-performing assets as a percent
  of total loans                      0.04%           0.18%
Non-performing assets as a percent
  of total assets                     0.02%           0.11%

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
JUNE 30, 2000 AND JUNE 30, 1999.

                       JADE FINANCIAL CORP.
                      AVERAGE BALANCE SHEET

     The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three month periods ended June 30, 2000 and 1999. Average balance calculations were based on daily balances.

                                         3 months ended June 30,                 3 months ended June 30,
                                                   2000                                    1999
                                    Average     Interest   (Annualized)     Average     Interest   (Annualized)
                                  Outstanding    Earned/      Yield/      Outstanding    Earned/      Yield/
                                    Balance       Paid         Rate         Balance       Paid         Rate
                                          (Dollars in Thousands)                  (Dollars in Thousands)
Interest-earning assets:
  Loans receivable                 $122,148      $2,516        8.24%        $107,560     $2,188        8.14%
  Investments                        60,812         950        6.25%          62,015        857        5.53%
    Total earning assets            182,960       3,466        7.58%         169,575      3,045        7.18%
  Non-interest earning assets        19,111                                    8,026
    Total assets                   $202,071                                 $177,601

Interest-bearing liabilities:
  Savings deposits                 $ 73,509         372        2.02%        $ 72,768        369        2.03%
  NOW accounts                       10,730           0        0.00%          10,377          0        0.00%
  Money market accounts              11,303         128        4.53%          10,444         80        3.06%
  Certificates of deposit            67,251         920        5.47%          66,142        868        5.25%
  Other notes payable - FHLB         11,378         189        6.64%             800          3        1.50%

    Total interest-bearing
      liabilities                   174,171       1,609        3.70%         160,531      1,320        3.29%
  Non-interest bearing liabilities    1,415                                    2,050

    Total liabilities               175,586                                  162,581
  Equity                             26,485                                   15,020

    Total liabilities and equity   $202,071                                 $177,601

Net interest-earning assets        $  8,789                                 $  9,044
Net interest spread                              $1,857        3.88%                     $1,725        3.89%
Net interest margin                                            4.06%                                   4.07%
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities       105.05%                                  105.63%

                                  For the three months ended June 30,
                                              2000 vs. 1999
                                       Increase (decrease) due to
                                                                Total
                                                     Rate/    Increase
                                  Rate    Volume    Volume   (Decrease)
                                             (In Thousands)
Interest-earning assets:
  Loans receivable               $110    $1,187    $  (969)     $328
  Investments                     447       (66)      (288)       93
    Total earning assets          557     1,121     (1,257)      421

Interest-bearing liabilities:
  Savings deposits                 (3)       15         (9)        3
  Checking accounts                 0         0          0         0
  Money market accounts           153        26       (131)       48
  Certificates of deposit         147        58       (153)       52
  Other notes payable-FHLB         41       159        (14)      186

    Total interest-bearing
      liabilities                 338       258       (307)      289

Change in net interest income    $219    $  863     $ (950)     $132

     Net Income:

     Net income for the three months ended June 30, 2000 was $312,000. Net income for the comparable period in 1999 was $192,000. The increase in the current period when compared to the prior period was due to a significant increase in lending from the prior period as average loans increased by $14.5 million or 13.48% from $107.6 million for the three months ended June 30, 1999 to $122.1 million for the three months ended June 30, 2000. Our net interest spread remained virtually unchanged as the increase in our earning assets matched the increase in our cost of funds.

     Core earnings, defined as pretax earnings adjusted for securities sales transactions and unusual or non-recurring expense or income items, were $506,000 for the three months ended
June 30, 2000 compared to $304,000 in the prior year period.

     The following table summarizes the components of adjusted pretax core earnings:

                                             Three Months Ended
                                                  June 30,
                                            2000            1999
                                           (Dollars in Thousands)
Net interest income                        $1,857          $1,725
Provision for loan losses                     115             135
Noninterest income excluding gains
  and losses                                  515             269
Noninterest expense                         1,751           1,555

   ADJUSTED PRETAX CORE EARNINGS           $  506          $  304

INTEREST INCOME.

     Total interest income increased $421,000 or 13.83% from $3.0 million for the second quarter of 1999 compared to $3.4 million for the second quarter of 2000. This increase resulted from an increase in average earning assets of $13.4 million, or 7.9% from $169.6 million for the three months ended June 30, 1999 to $183.0 million for the three months ended June 30, 2000. The average yield or rate paid on earning assets also increased 40 basis points from 7.18% for the second quarter of 1999 compared to 7.58% for the second quarter of 2000.

INTEREST EXPENSE.

     Total interest expense increased $289,000, or 21.89% from $1.3 million for the second quarter of 1999 compared to $1.6 million for the second quarter of 2000. This increase was mainly attributable to interest on borrowed funds and a 40 basis point increase in the overall cost of interest-bearing liabilities.

NET INTEREST INCOME.

     Net interest income increased $132,000 or 7.65% from $1.7 million for the second quarter of 1999 compared to $1.9 million for the second quarter of 2000. This increase is attributable to a higher volume of earning assets.

PROVISION FOR LOAN LOSSES.

     The provision for loan losses decreased by $20,000 or 14.81% for the second quarter of 2000 compared to the second quarter of 1999. During the three months ended June 30, 2000, the Company had charge-offs of $44,945 and recoveries of $29,782. At
June 30, 2000, the Company's allowance for loan losses totaled $1.7 million which was 1.31% of total loans.

NONINTEREST INCOME.

     Noninterest income increased $146,000 or 54.28% to $415,000 for the three months ended June 30, 2000 from $269,000 for the three months ended June 30, 1999. The increase was due primarily to income from Bank Owned Life Insurance (BOLI), title insurance income, and increased fees from debit card transactions offset by a loss of $100,000 to write down a subsidiary investment.

NONINTEREST EXPENSE.

     Total noninterest expense increased $196,000 or 12.6% to $1.8 million for the three months ended June 30, 2000 from $1.6 million for the three months ended June 30, 1999. This increase resulted primarily from an increase in compensation and employee benefits and an increase in professional fees.

FEDERAL INCOME TAXES.

     The provision for federal income taxes increased relative to the amount of taxable income for the period.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30,
2000 AND JUNE 30, 1999.

                      JADE FINANCIAL CORP.
                     AVERAGE BALANCE SHEET

     The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the six month periods ended June 30, 2000 and 1999. Average balance calculations were based on daily balances.

                                         6 months ended June 30,                 6 months ended June 30,
                                                   2000                                    1999
                                    Average     Interest   (Annualized)     Average     Interest   (Annualized)
                                  Outstanding    Earned/      Yield/      Outstanding    Earned/      Yield/
                                    Balance       Paid         Rate         Balance       Paid         Rate
                                          (Dollars in Thousands)                  (Dollars in Thousands)
Interest-earning assets:
  Loans receivable                 $119,122      $4,877        8.19%       $106,775      $4,342        8.13%
  Investments                        62,120       1,932        6.22%         59,508       1,645        5.53%
    Total earning assets            181,242       6,809        7.51%        166,283       5,987        7.20%
  Non-interest earning assets        19,443                                   9,196
    Total assets                   $200,685                                $175,479

Interest-bearing liabilities:
  Savings deposits                 $ 71,258         722        2.03%       $ 71,815         746        2.08%
  Checking accounts                  10,456           0        0.00%         10,272           0        0.00%
  Money market accounts              10,204         229        4.49%         10,294         157        3.05%
  Certificates of deposit            67,760       1,830        5.40%         66,020       1,739        5.27%
  Other notes payable - FHLB         12,530         394        6.29%            400           3        1.50%
    Total interest-bearing
      liabilities                   172,208       3,175        3.69%        158,801       2,645        3.33%
  Non-interest bearing liabilities    1,810                                   1,546
    Total liabilities               174,018                                 160,347
  Equity                             26,667                                  15,132
    Total liabilities and equity   $200,685                                $175,479

Net interest-earning assets        $  9,034                                $  7,482

Net interest spread                              $3,634        3.83%                     $3,342        3.87%

Net interest margin                                            4.01%                                   4.02%

Ratio of average interest-
  earning assets to average
  interest-bearing liabilities       105.25%                                 104.71%

                      Rate/Volume Analysis

                                   For the six months ended June 30,
                                              2000 vs. 1999
                                       Increase (decrease) due to
                                                                Total
                                                     Rate/    Increase
                                  Rate    Volume   Volume   (Decrease)
                                             (In Thousands)
Interest-earning assets:
  Loans receivable               $ 59    $1,004    $(528)      $535
  Investments                     412       144     (269)       287
    Total earning assets          471     1,148     (797)       822

Interest-bearing liabilities:
  Savings deposits                (37)      (12)      25        (24)
  Checking accounts                 0         0        0          0
  Money market accounts           148        (3)     (73)        72
  Certificates of deposit          88        92      (89)        91
  Other notes payable-FHLB          0       182      209        391

    Total interest-bearing
      liabilities                 199       259       72        530

Change in net interest income    $272    $  889    $(869)      $292

     Net Income:

     Net income for the six months ended June 30, 2000 was $452,000. Net income for the comparable period in 1999 was $322,000. The increase is attributable to increased levels of interest-earning assets, and a significant increase in noninterest income. Our net interest spread and net interest margin remained virtually unchanged as our cost of funds increased relative to the increase in our earning assets.

     Core earnings, defined as pretax earnings adjusted for securities sales transactions and unusual or non-recurring expense or income items, were $659,000 for the six months ended June 30, 2000 compared to $492,000 in the prior year period.

     The following table summarizes the components of adjusted pretax core earnings:

                                              Six Months Ended
                                                  June 30,
                                            2000            1999
                                           (Dollars in Thousands)
                                           $1,111          $1,111
Net interest income                        $3,634          $3,342
Provision for loan losses                     430             270

Noninterest income excluding gains and
  losses                                      958             493

Noninterest expense                         3,503           3,073

  ADJUSTED PRETAX CORE EARNINGS            $  659          $  492

INTEREST INCOME.

     Total interest income increased $822,000 or 13.73% from $6.0 million for the six months ended June 30, 1999 compared to $6.8 million for the six months ended June 30, 2000. This increase resulted from an increase in average earning assets of $14.9 million, or 8.96% from $166.3 million for the six months ended June 30, 1999 to $181.2 million for the six months ended June 30, 2000. The average yield or rate paid on earning assets also increased 31 basis points from 7.20% for the six months ended June 30, 1999 compared to 7.51% for the six months ended June 30, 2000.

INTEREST EXPENSE.

     Total interest expense increased $530,000, or 20.04% from $2.6 million for the six months ended June 30, 1999 compared to $3.2 million for the six months ended June 30, 2000. This increase was mainly attributable to an increase in total interest-bearing liabilities of $13.4 million or 8.44% from 158.8 million for the six months ended June 30, 1999 compared to $172.2 million for the six months ended June 30, 2000 and a 36 basis point increase in the overall cost of interest-bearing liabilities.

NET INTEREST INCOME.

     Net interest income increased $292,000 or 8.74% from $3.3
million for the six months ended June 30, 1999 compared to $3.6 million for the six months ended June 30, 2000. This increase is attributable to a higher volume of earning assets.

PROVISION FOR LOAN LOSSES.

     The provision for loan losses increased by $160,000 or 59.26% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. This increase reflects anticipated changes in the company's loan portfolio from that of a traditional consumer focused credit union to a more diversified banking company. We do not foresee the need to increase the provision significantly in the future. During the six months ended June 30, 2000, the Company had charge-offs of $137,229 and recoveries of $74,886.

NONINTEREST INCOME.

     Noninterest income increased $365,000 or 74.04% to $858,000 for the six months ended June 30, 2000 from $493,000 for the six months ended June 30, 1999. The increase was due primarily to income from Bank Owned Life Insurance (BOLI), title insurance income, and increased fees from debit card transactions offset by a loss of $100,000 to write down a subsidiary investment.

NONINTEREST EXPENSE.

     Total noninterest expense increased $430,000 or 13.99% to $3.5 million for the six months ended June 30, 2000 from $3.1 million for the six months ended June 30, 1999. This increase resulted primarily from an increase in compensation and employee benefits and an increase in professional fees.

FEDERAL INCOME TAXES.

     The provision for federal income taxes increased relative to the amount of taxable income for the period.

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

         (a)  Exhibits - None

         (b)  Reports on Form 8-K - None



                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              JADE FINANCIAL CORP.

                              (Registrant)


August 21, 2000               /s/Dorothy M. Bourlier
                              Dorothy M. Bourlier
                              Chief Financial Officer