Form 10QSB
period 2000-09-30
JADE FINANCIAL CORP
filed 2000-11-14
CIK 1087146

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                          FORM 10-QSB

Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly period ended
September 30, 2000.


( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______to ______.

                           No. 001-15351
                      (Commission File Number)

                      JADE FINANCIAL CORP.
      Exact Name OF Registrant as Specified in its Charter)

Pennsylvania                                      23-3002586
State of Incorporation)                 (IRS Employer ID Number

                         213 W. Street Road
                       Feasterville, PA  19053
             (Address of principal executive offices)

                          (215) 322-9000
                   (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                               Number of Shares Outstanding
                               as of September 30, 2000

                                           1,872,923

                                         Outstanding Shares
COMMON STOCK ($.01 PAR VALUE)
      (Title of Class)



                            TABLE OF CONTENTS

PART 1.   FINANCIAL INFORMATION

          Financial Statements (Unaudited)

          Consolidated Statement of Financial Condition as of September 30, 2000 and December 31, 1999

          Consolidated Statement of Income for the Three and Nine
          Months Ended September 30, 2000 and 1999.

          Consolidated Statement of Cash Flows for the Nine
          Months Ended September 30, 2000 and 1999.

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

Item 5.   Other information

PART III. SIGNATURES



PART 1.  FINANCIAL STATEMENTS

JADE FINANCIAL CORP.
       Consolidated Statement of Financial Condition

                                   September  30,   December 31,
                                       2000             1999
                                     (Unaudited)     (Audited)
                                           (In Thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks               $ 11,856        $  6,630
Interest bearing deposits in
  other financial institutions             350             47
Federal Funds                            4,527          6,565
Restricted cash                              0              0
    Total cash and cash
      equivalents                     $ 16,733       $ 13,242

Investment securities,
  available-for-sale                    40,543         40,783
Mortgage-backed securities
  available-for-sale                     7,745          8,859
Investment securities held-to-
  maturity                                   0              0
Mortgage-backed securities held-
  to-maturity (fair value of
  $3,038 and $4,209)                     3,117          4,314

BankZip.Com (convertible debenture)      1,250          2,500
Loans receivable, net                  127,275        114,081
Property, equipment and leasehold
  improvements, net of accumulated
  depreciation                           2,647          1,890
Federal Home Loan Bank stock,
  at cost                                1,000            834
Accrued interest receivable              1,176            802
Other Real Estate Owned (OREO)               0              0
Reorganization costs, net                  132            162
Bank Owned Life Insurance - BOLI        10,420         10,021
Deferred tax asset, net                  1,525          1,177
Prepaid expenses and other assets        1,313            911

    TOTAL ASSETS                      $214,876       $199,576

LIABILITIES AND EQUITY

LIABILITIES:
Deposits                              $165,937       $156,124
Advances from FHLBank                   20,000         15,000
Advances from borrowers for taxes          468            618
Accounts payable and accrued
  expenses                                 777            594
    Total liabilities                 $187,182       $172,336

EQUITY:
Common Stock, $.01 par value,
  1,872,923 shares issued and
  outstanding at 9/30/00                    19             19
Additional Paid-in Capital              14,173         14,130
Contra Equity - unearned common
  stock acquired by the Employee
  Stock Ownership Plan                    (957)        (1,044)

Commitments and contingencies
  (Note 16)                                  0              0
Retained Earnings,
  (See Notes 11 and 12)                 16,628         15,853
Accumulated other comprehensive
  income (loss)                         (2,169)        (1,718)
    Total Equity                      $ 27,694       $ 27,240

    TOTAL LIABILITIES AND
      EQUITY                          $214,876       $199,576



                       JADE FINANCIAL CORP.
                 CONSOLIDATED STATEMENT OF INCOME

                                                      Three months ended   Nine months ended
                                                         September 30,       September 30,
                                                       2000     1999         2000     1999
                                                          (Unaudited)         (Unaudited)
                                                        (In thousands)       (In thousands)
INTEREST INCOME:
  Interest on loans                                   $2,670   $2,253      $ 7,547   $6,595
  Investment and mortgage- backed securities             838      840        2,568    2,247
  Interest-earning deposits                               27       17           51       72
  Federal Funds                                          102       27          280      210
    Total interest income                             $3,637   $3,137      $10,446   $9,124

INTEREST EXPENSE:
  Interest on deposits                                $1,510   $1,308      $ 4,291   $3,950
  Interest on borrowed funds                             343       56          737       59
    Total interest expense                            $1,853   $1,364      $5,028    $4,009

    Net Interest Income                               $1,784   $1,773      $5,418    $5,115

PROVISION FOR POSSIBLE LOAN LOSSES                       135      135         565       405

    Net interest income after provision for
      possible loan losses                            $1,649   $1,638      $4,853    $4,710

NONINTEREST INCOME:
  Loan fees                                           $    8   $   10      $   32    $   36
  Service charges                                        144      133         409       355
  Other Income                                           337      142       1,006       387
  Security/Other gains or losses                          12        0         (88)        0
    Total noninterest income                          $  501   $  285      $1,359    $  778

NONINTEREST EXPENSES:
  Compensation and employee benefits                  $  916   $  732      $2,744    $2,194
  Office and occupancy costs                             420      477       1,204     1,309
  Printing and Postage                                    68       60         196       188
  Loan servicing                                          46       44         122       126
  Professional fees                                      116       30         304       114
  Bank and MAC charges                                   179      190         514       545
  Advertising, marketing and promotions                   29       36         126       111
  Insurance Expense                                       29       30          96        85
  Other - Foundation Expense                               0        0           0         0

    Total noninterest expenses                        $1,803   $1,599      $5,306    $4,672

INCOME BEFORE PROVISION FOR INCOME TAXES              $  347   $  324      $  906    $  816
  Provision for federal and state income taxes
    Current                                               58      145         281       317
    Deferred                                               0      (30)       (116)      (32)
       Total income tax provision                     $   58   $  115      $  165    $  285

NET INCOME                                            $  289   $  209      $  741    $  531



                       JADE FINANCIAL CORP
               CONSOLIDATED STATEMENT OF CASH FLOWS
         Increase (Decrease) in Cash and Cash Equivalents

                                                                   Nine Months Ended
                                                            September 30,      September 30,
                                                                 2000               1999
                                                              Unaudited          Unaudited
                                                                 (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $    741           $    547
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Amortization of premium/discount on investments
      and mortgage-backed securities                                 71                117
    Depreciation and amortization                                   315                294
    (Gain) loss on sale of investment securities                     88                 -
    (Premium) discount on first mortgage sales                       -                  -
    (Gain) loss on sale/disposal of asset                            -                  -
    Provision for losses on loans                                   565                405
    Change in assets and liabilities:
      (Increase) decrease in deferred tax asset                    (348)               (32)
      (Increase) decrease in accrued interest receivable           (374)              (426)
      (Increase) decrease in BOLI asset                            (399)                -
      (Increase) decrease in Reorganization costs                   (30)                -
      (Increase) decrease in prepaid expenses and
        other assets                                               (402)            (1,028)
      Increase (decrease) in accounts payable and
        accrued expenses                                            183                378

    Net cash provided by operating activities                       410                255

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of FHLB Stock                                            166                 -
  Purchase of investment securities, available-
    for-sale                                                     (1,000)           (14,400)
  Sales of investment securities, available-for-sale                 -                  -
  Mortgage-backed security purchases, available
    for sale                                                         -              (7,670)
  Mortgage-backed security sales                                     -                  -
  Mortgage-backed security maturities and principal
    repayments                                                    3,134              6,547
  Maturities and principal repayments of investment
    securities,  available-for-sale                                 949              3,500
  (Increase) decrease in total loans receivable, net            (13,759)            (8,473)
  Proceeds from sale of real estate owned net of
    expenses                                                         -                  -
  Proceeds from sale of loans                                        -                  -
  Proceeds from sale of equipment                                    -                  -
  Capital expenditures                                           (1,072)              (118)
  Decrease in Share Insurance Fund                                    0                 29

    Net cash provided by (used in) investing activities         (11,582)           (20,585)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in deposits, net                         $  9,813           $ 13,476
  Net increase(decrease) in advances FHLB                         5,000              6,000
  Net increase(decrease) in advances for borrowers                 (150)              (130)

    Net cash provided by (used in) financing activities          14,663             19,346

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:             3,491               (984)

  Cash and cash equivalents, beginning of year                   13,242              18,351

CASH AND CASH EQUIVALENTS, END OF YEAR                         $ 16,733            $ 17,367

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the year for:
    Interest on deposits                                       $  4,291            $ 3,950
    Income Taxes                                               $    210            $   177

  Noncash activities:
    Increase in unrealized loss on investment mortgage-
      backed securities available-for-sale, net of taxes       $    451             $1,715


                       JADE FINANCIAL CORP.

        Notes To Consolidated Financial Statements
                       (UNAUDITED)

1.   BASIS OF PRESENTATION:

     JADE Financial Corp. (the "Holding Company") was incorporated under Pennsylvania law in July 1998 by IGA Federal Savings in connection with the conversion of the Company from a savings institution to a federally chartered capital stock savings bank, the issuance of the Company's stock to the Holding Company and the offer and sale of the Holding Company's common stock by the Holding Company (the "Conversion"). Upon consummation of the Conversion on October 4, 1999, the Holding Company became the holding company for the Company. See Note 2 for a more detailed description of the mutual to stock conversion. No pro forma effect has been given to the sale of the Holding Company's common stock in the Conversion at September 30, 1999.

     The accompanying consolidated financial statements of the Holding Company have been prepared in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normally recurring adjustments) which are, in the opinion of management, necessary for a fair presentation at and for the interim periods.

     The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999, contained in the Holding Company's Form 10K filed with the Securities Exchange Commission on March 31, 2000.

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

     The Holding Company issued 1,872,923 shares in connection with the Conversion. Gross proceeds from the offering were $14,500,024, which includes the proceeds from the sale of 145,000 shares to the IGA Employee Stock Ownership Plan and 60,420 shares to the Company for transfer to the IGA Charitable Foundation.

     The Company issued all its outstanding capital stock to the Holding Company in exchange for approximately one-half of the net proceeds. The Holding Company accounted for the purchase in a manner similar to a pooling of interests whereby assets and liabilities of the Company maintain their historical cost basis in the consolidated company.

3.     EARNINGS PER COMMON SHARE:

     Earnings per common share for the quarter ended
September 30, 1999 is not applicable, because IGA Federal
Savings' (the Bank's) conversion from mutual-to-stock form was not completed until October 4, 1999. Presented below is information with respect to the calculation of basic and diluted earnings per share for the three and nine months ended
September 30, 2000.

                                       Three Months Ended   Nine Months Ended
                                       September 30, 2000   September 30, 2000
Net Income                                 $  289,000           $  741,000
Weighted average number of common
  shares outstanding                        1,872,923            1,872,923
Average ESOP shares not committed to
  be released                                (130,500)            (130,000)
Weighted average number of common
  shares outstanding for basic
  earnings per share computation
  purposes                                  1,742,423           1,742,423
Dilutive effects of employee stock
  options                                           0                   0
Weighted average shares and common
  share equivalents                         1,742,423           1,742,423
Basic earnings per share                   $     0.17          $     0.43
Diluted earnings per share                 $     0.17          $     0.43

4.     COMPREHENSIVE INCOME:

     Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, was effective for the Bank for the year beginning July 1, 1998, and establishes reporting and display of comprehensive income in the financial statements. Comprehensive income represents net earnings and certain amounts reported directly in stockholders' equity, such as the net unrealized gain or loss on available-for-sale securities. The Bank adopted SFAS No. 130 effective June 30, 1998.

     The Company's comprehensive income for the three months ended September 30, 2000 and 1999 are as follows:

                                               Three Months Ended
                                                  September 30,
                                                2000        1999
          (Dollars in Thousands)

      Net income                               $ 289       $ 209
      Unrealized holding gains (losses)
         arising during the period net
         of tax effect                          (318)       (249)

      COMPREHENSIVE INCOME                     $ (29)      $ (40)

5.  INVESTMENT VALUATION

     JADE, together with three other financial institutions participated in the initial capitalization of BankZip.com, an internet banking company. The total capitalization of BankZip was $13.9 million and JADE contributed $2.5 million in the form of a convertible note. On September 15, 2000, an involuntary bankruptcy petition was filed against ZipFinancial.Com, Inc. by one of its vendors, the petition was subsequently dismissed on October 23, 2000. On November 2, 2000, BankZip completed $410,000 in additional financing and is seeking additional financing of $1.5 to $2.0 million. The company has entered into a term sheet with a strategic investor to provide a $1.0 million line of credit. The ability to draw on the line of credit will be dependent on sales. The continued viability of the company is dependent on its ability to raise additional capital. No assurances can be given that the company will be able to raise additional capital. To reflect the uncertainty surrounding this investment, as of September 30, 2000, JADE has established an equity account valuation reserve pursuant to SFAS 115 of 50% or $1.25 million while BankZip seeks additional financing.

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

     SFAS No. 133, Accounting for Derivation Instruments and
Hedging Activities, is effective for the Bank for years beginning
July 1, 1999.  The Bank currently has no activity subject to SFAS
133.

     In October 1998, the FASB issued SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held-for-Sale by a Mortgage Banking Enterprise. SFAS No. 134 changes the way mortgage banking firms account for certain securities and other interests they retain after securitizing mortgage loans that were held-for-sale. Under current practice, a bank that securitizes credit card receivables has a choice in how it classifies any retained securities based on its intent and ability to hold or sell those investments.
SFAS No. 134 gives the mortgage banking firms the opportunity to apply the same intent-based accounting that is applied by other companies. SFAS No. 134 was effective for the fiscal quarter beginning after December 15, 1998. The implementation of SFAS No. 134 did not have a material impact on the Bank's financial condition or results of operations.



                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth certain selected financial ratios for the Company at or for the period ended September 30, 2000:

                 SELECTED FINANCIAL RATIOS

                                                        At or For the       At or For the
                                                     Three months ended   Nine Months ended
                                                        September 30,       September 30,
                                                      2000       1999       2000       1999
Selected Financial Condition Data:
Performance Ratios:(1)
  Return on assets (ratio of net income
    to average total assets)                           0.55%     0.47%      0.49%     0.40%
  Return on equity (ratio of net income
    to average equity)                                 4.18%     5.89%      3.66%     4.79%
  Earnings per common share                           $0.17         -      $0.43         -
  Interest rate spread(2)                              3.61%     4.05%      3.75%     3.96%
  Net interest margin(3)                               3.79%     4.18%      3.93%     4.10%
  Operating expenses to average total assets           3.44%     3.58%      3.47%     3.54%
  Average interest-earning assets to
    average interest-bearing liabilities             104.55%   104.19%    105.01%   104.24%

Asset Quality Ratios:
  Non-performing assets to total assets at end
    of period                                          0.06%     0.09%      0.06%     0.09%
  Allowance for loan losses to non-
    performing assets                               1192.09%   722.22%   1192.09%   722.22%
  Allowance for loan losses to gross
    loans receivable                                   1.28%     1.10%      1.28%     1.10%

Capital Ratios:
  Equity to total assets at end of period             12.89%     7.44%     12.89%     7.44%
  Average equity to average assets                    13.19%     7.94%     13.26%     8.40%
  Book value per share                               $14.79         -     $14.79         -

Other Data:
  Number of full service offices                          5         5          5         5

(1) Ratios for the three and nine month periods are annualized where appropriate.

(2) Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.

(3) Net Interest Income as a percentage of average interest-earning assets.



     COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2000 AND
DECEMBER 31, 1999

     Our total assets increased $15.3 million from $199.6 million to $214.9 million or 7.67% from December 31, 1999 to September 30, 2000. Our total liabilities increased $14.8 million from $172.3 million to $187.1 million or 8.59% from December 31, 1999 to September 30, 2000. We had $20.0 million borrowed from the Federal Home Loan Bank as of September 30, 2000. The increase in assets and liabilities at September 30, 2000 compared to December 31, 1999 is primarily attributable to an increase in deposit balances and an increase in borrowings from the Federal Home Loan Bank.

     Total loans increase $13.6 million from $115.3 million to $129.0 million or 11.88 % from December 31, 1999 to September 30, 2000. The increase was primarily the result of increased loan originations in almost all loan categories except credit cards, as illustrated by the following loan composition table:

                               At September 30,     At December 31,
                                    2000                  1999
                              Amount    Percent     Amount    Percent   Variance   % Change
Real Estate Loans:
One- to four-family         $ 49,219     38.17%   $ 43,434     37.66%   $ 5,785     13.32%
Commercial                     4,197      3.25%      2,996      2.60%   $ 1,201     40.09%
  Total real estate
    loans                     53,416     41.42%     46,430     40.25%   $ 6,986     15.05%

Consumer Loans:
Home equity                   26,344     20.43%     24,172     20.96%   $ 2,172      8.99%
Automobile                    28,326     21.97%     24,406     21.16%   $ 3,920     16.06%
Credit cards                   9,692      7.52%     10,955      9.50%   $(1,263)   -11.53%
Signature loans                5,965      4.63%      5,414      4.69%   $   551     10.18%
Other                          2,074      1.61%      2,498      2.17%   $  (424)   -16.97%
Total consumer loans          72,401     56.14%     67,445     58.47%   $ 4,956      7.35%

Commercial Loans               3,141      2.44%      1,469      1.27%   $ 1,672    113.82%

  Total loans                128,958    100.00%    115,344    100.00%   $13,614     11.80%

Less:
Deferred fees and
  discounts                      (26)                   21
Allowance for losses          (1,657)               (1,284)
  Total loans receivable,
    net                     $127,275              $114,081

     On December 14, 1999, JADE purchased a convertible debenture in the amount of $2.5 million with an initial rate of 5.45% from ZipFinancial.Com.Inc (d/b/a Bankzip.com). BankZip aggregates and provides Internet-based services to community financial institutions. This menu of Internet services has two dimensions-an external consumer dimension and an internal bank operations dimension. From a consumer banking perspective, the aggregated services, such as online applications, instant online loan decisions, full call center support and marketing support, enable community financial institutions to provide a complete online banking solution for existing customers and attract new customers. BankZip's menu of Internet services also allows community financial institutions to convert back-office processes to a more cost-effective online environment. By converting back-office processes to an online environment, financial institutions can convert fixed expense to variable expense. As a result, financial institutions can realize significant cost savings and efficiencies while simultaneously enhancing their ability to deliver products and services to online and offline customers.

     On September 15, 2000, an involuntary bankruptcy petition was filed against ZipFinancial.Com, Inc. by one of its vendors; however, the petition was subsequently dismissed on October 23, 2000. On November 2, 2000, BankZip completed $410,000 in additional financing and is seeking additional financing of $1.5 to $2.0 million. The company has entered into a term sheet with a strategic investor to provide a $1.0 million line of credit. The ability to draw on the line of credit will be dependent on sales. The continued viability of the company is dependent on its ability to raise additional capital. No assurances can be given that the company will be able to raise additional capital. To reflect the uncertainty surrounding this investment, as of September 30, 2000, JADE has established an equity account valuation reserve pursuant to SFAS 115 of 50% or $1.25 million while BankZip seeks additional financing.

     Our total equity increased from $27.2 million to $27.7 million or 1.84% from December 31, 1999 to September 30, 2000 due to an increase in retained earnings. Accumulated and other comprehensive income increased from ($1.7) million at December 31, 1999 to ($2.2) million at September 30, 2000.

Asset Quality

     The following table sets forth non-performing assets as of September 30, 2000 and December 31, 1999 (Dollars in thousands):

                                    September 30,   December 31,
                                         2000           1999
Non-accruing loans:
  One- to four-family                   $ 73            $ 73
  Home equity                             12              55
  Automobile                              29              21
  Credit cards                            13              11
  Signature loans                          2               2
  Commercial                               0              32
  Other                                   10               0
     Total                               139             194

Accruing loans delinquent more
  than 90 days:
  One- to four-family                      0               0
  Home equity                              0               0
  Automobile                               0               0
  Credit cards                             0               0
  Signature loans                          0               0
  Other                                    0               0
     Total                                 0               0

Foreclosed assets                          0              17

Renegotiated loans                         0               0

Total non-performing assets             $139            $211

Non-performing assets as a
  percent of total loans                0.11%           0.18%

Non-performing assets as a
  percent of total assets               0.06%           0.11%

     COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999.

     The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three month periods ended September 30, 2000 and 1999. Average balance calculations were based on daily balances.

                                     Three months ended September 30,        Three months ended September 30,
                                                   2000                                    1999
                                    Average     Interest   (Annualized)     Average     Interest   (Annualized)
                                  Outstanding    Earned/      Yield/      Outstanding    Earned/      Yield/
                                    Balance       Paid         Rate         Balance       Paid         Rate
                                          (Dollars in Thousands)                  (Dollars in Thousands)
Interest-earning assets:
  Loans receivable                  $127,972     $2,670        8.35%        $109,191     $2,253       8.25%
  Investments                         60,502        967        6.39%          60,350        884       5.86%

    Total earning assets             188,474      3,637        7.72%         169,541      3,137       7.40%
  Non-interest earning
    assets                            21,038                                   9,168

    Total assets                    $209,512                                $178,709

Interest-bearing
  liabilities:
  Savings deposits                  $ 69,030        354        2.05%        $ 72,985        373       2.04%
  NOW accounts                        10,035          0        0.00%           9,961          0       0.00%
  Money market accounts               12,073        147        4.87%          10,463         85       3.25%
  Certificates of deposit             69,142      1,009        5.84%          65,307        850       5.21%
  Other notes payable -
    FHLB                              20,000        343        6.86%           4,000         56       5.60%

    Total interest-bearing
      liabilities                    180,280      1,853        4.11%         162,716      1,364       3.35%
  Non-interest bearing
     liabilities                       1,593                                   1,797

    Total liabilities                181,873                                 164,513
  Equity                              27,639                                  14,196

    Total liabilities and
      equity                        $209,512                                $178,709

Net interest-earning
  assets                            $  8,194                                $  6,825
Net interest spread                              $1,784        3.61%                     $1,773       4.05%
Net interest margin                                            3.79%                                  4.18%
Ratio of average
  interest-earning
  assets to average
  interest-bearing
  liabilities                        104.55%                                 104.19%

                                       For the three months                 For the nine months
                                        ended September 30,                 ended September 30,
                                          2000 vs. 1999                        2000 vs. 1999
                                    Increase (decrease) due to  Total    Increase (decrease) due to    Total
                                                     Rate/    Increase                       Rate/   Increase
                                 Rate     Volume    Volume   (Decrease)    Rate    Volume    Volume  (Decrease)
                                          (In Thousands)                            (In Thousands)
Interest-earning
assets:
  Loans receivable               $101    $1,550    ($1,234)      $417       $11    $1,256     ($315)    $952
  Investments                     322         9       (248)        83       367       114      (111)     370
  Total earning assets            423     1,559     (1,482)       500       378     1,370      (426)   1,322

Interest-bearing
liabilities:
  Savings deposits                  5       (81)        57        (19)      (29)      (28)       15      (42)
  Checking accounts                 0         0          0          0         0         0         0        0
  Money market accounts           170        52       (160)        62       153        17       (37)     133
  Certificates of deposit         412       200       (453)       159       203       123       (76)     250
  Other notes payable - FHLB       50       896       (659)       287         0       752       (74)     678

    Total interest-bearing
      liabilities                 637     1,067     (1,215)       489       327       864      (172)   1,019

Change in net interest
  income                        ($214)     $492      ($267)       $11       $51      $506     ($254)    $303

Net Income:

     Net income for the three months ended September 30, 2000 was $289,000. Net income for the comparable period in 1999 was $209,000. The increase in the current period when compared to the prior period was due to a significant increase in lending from the prior period as average loans increased by $18.8 million or 17.22% from $109.2 million for the three months ended September 30, 1999 to $128.0 million for the three months ended September 30, 2000. The increase in volume was offset by a decline of 44 basis points in our net interest spread caused by rising interest rates and our negative gap position.

     Core earnings, defined as pretax earnings adjusted for securities sales transactions and unusual or non-recurring expense or income items, were $335,000 for the three months ended
September 30, 2000 compared to $324,000 in the prior year period.

     The following table summarizes the components of adjusted pretax core earnings:

                                             Three Months Ended
                                                September 30,
                                               2000      1999
                                           (Dollars in Thousands)

Net interest income                           $1,784    $1,773

Provision for loan losses                        135       135

Noninterest income excluding
  gains and losses                               489       285

Noninterest expense                            1,803     1,599

    ADJUSTED PRETAX CORE EARNINGS             $  335    $  324

INTEREST INCOME. Total interest income increased $500,000 or 16.13% from $3.1 million for the third quarter of 1999 compared to $3.6 million for the third quarter of 2000. This increase resulted from an increase in average earning assets of $19.0 million, or 11.21% from $169.5 million for the three months ended September 30, 1999 to $188.5 million for the three months ended September 30, 2000. The average yield paid on earning assets also increased 32 basis points from 7.40% for the third quarter of 1999 compared to 7.72% for the third quarter of 2000.

INTEREST EXPENSE. Total interest expense increased $489,000, or 34.93% from $1.4 million for the third quarter of 1999 compared to $1.9 million for the third quarter of 2000. This increase was mainly attributable to an increase in borrowed funds and a 76 basis point increase in the overall cost of interest-bearing liabilities caused by rising interest rates and the increased use of higher cost borrowed funds.

NET INTEREST INCOME. Net interest income increased by only $11,000 for the third quarter of 2000 compared to the third quarter of 1999. This increase is attributable to a higher volume of earning assets and liabilities that was offset by a 39 basis point decrease in the net interest margin. This decrease in the net interest margin was caused by rising interest rates during the period and the fact that our interest bearing liabilities repriced to reflect these higher rates more quickly than our interest earning assets.

PROVISION FOR LOAN LOSSES. The provision for loan losses remained unchanged at $135,000 for both the third quarter of 2000 and the third quarter of 1999. During the three months ended September 30, 2000, the Company had charge-offs of $158,341 and recoveries of $28,167. At September 30, 2000, the Company's allowance for loan losses totaled $1.7 million which was 1.28% of total loans.

NONINTEREST INCOME. Noninterest income increased $216,000 or 75.79% to $501,000 for the three months ended September 30, 2000 from $285,000 for the three months ended September 30, 1999. The increase was due primarily to income from Bank Owned Life Insurance (BOLI), title insurance income, and increased fees from debit card transactions.

NONINTEREST EXPENSE. Total noninterest expense increased $204,000 or 12.76% to $1.8 million for the three months ended September 30, 2000 from $1.6 million for the three months ended September 30, 1999. This increase resulted primarily from an increase in compensation and employee benefits and an increase in professional fees associated with our status as a public company.

FEDERAL INCOME TAXES. The provision for federal income taxes increased relative to the amount of taxable income for the period.

     COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999.

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the nine month periods ended September 30, 2000 and 1999. Average balance calculations were based on daily balances.

                                     Nine months ended September 30,         Nine months ended September 30,
                                                   2000                                    1999
                                    Average     Interest   (Annualized)     Average     Interest   (Annualized)
                                  Outstanding    Earned/      Yield/      Outstanding    Earned/      Yield/
                                    Balance       Paid         Rate         Balance       Paid         Rate
                                 (Dollars in Thousands)                  (Dollars in Thousands)
Interest-earning assets:
  Loans receivable                  $122,072     $7,547        8.24%        $106,810     $6,595       8.23%
  Investments                         61,581      2,899        6.28%          59,568      2,529       5.66%

    Total earning assets             183,653     10,446        7.58%         166,378      9,124       7.31%
  Non-interest earning assets         19,975                                   9,405

    Total assets                    $203,628                                $175,783

Interest-bearing
  liabilities:
  Savings deposits                  $ 70,515      1,078        2.04%        $ 71,839      1,120       2.08%
  NOW accounts                        10,316          0        0.00%          10,186          0       0.00%
  Money market accounts               10,827        374        4.61%          10,297        241       3.12%
  Certificates of deposit             68,221      2,839        5.55%          65,867      2,589       5.24%
  Other notes payable - FHLB          15,020        737        6.54%           1,422         59       5.53%

    Total interest-bearing
      liabilities                    174,899      5,028        3.83%         159,611      4,009       3.35%
  Non-interest bearing
     liabilities                       1,738                                   1,403

    Total liabilities                176,637                                 161,014
  Equity                              26,991                                  14,769

    Total liabilities and
      equity                        $203,628                                $175,783

Net interest-earning assets         $  8,754                                $  6,767
Net interest spread                              $5,418        3.75%                     $5,115       3.96%
Net interest margin                                            3.93%                                  4.10%
Ratio of average interest-
  earning assets to average
  interest-bearing
  liabilities                        105.01%                                 104.24%

                                     For the three months                 For the nine months
                                        ended September 30,                 ended September 30,
                                          2000 vs. 1999                        2000 vs. 1999
                                    Increase (decrease) due to  Total    Increase (decrease) due to    Total
                                                     Rate/    Increase                       Rate/   Increase
                                 Rate     Volume    Volume   (Decrease)    Rate    Volume    Volume  (Decrease)
                                          (In Thousands)                            (In Thousands)
Interest-earning
assets:
  Loans receivable               $101    $1,550    ($1,234)      $417       $11    $1,256     ($315)    $952
  Investments                     322         9       (248)        83       367       114      (111)     370
  Total earning assets            423     1,559     (1,482)       500       378     1,370      (426)   1,322

Interest-bearing
liabilities:
  Savings deposits                  5       (81)        57        (19)      (29)      (28)       15      (42)
  Checking accounts                 0         0          0          0         0         0         0        0
  Money market accounts           170        52       (160)        62       153        17       (37)     133
  Certificates of deposit         412       200       (453)       159       203       123       (76)     250
  Other notes payable - FHLB       50       896       (659)       287         0       752       (74)     678

    Total interest-bearing
      liabilities                 637     1,067     (1,215)       489       327       864      (172)   1,019

Change in net interest
  income                        ($214)     $492      ($267)       $11       $51      $506     ($254)    $303

Net Income:

     Net income for the nine months ended September 30, 2000 was $741,000. Net income for the comparable period in 1999 was $531,000. The increase is attributable to increased levels of interest-earning assets, and a significant increase in noninterest income, offset by a decrease in our net interest spread and net interest margin.

     Core earnings, defined as pretax earnings adjusted for securities sales transactions and unusual or non-recurring expense or income items, were $994,000 for the nine months ended
September 30, 2000 compared to $816,000 in the prior year period.

     The following table summarizes the components of adjusted pretax core earnings:

                                              Nine Months Ended
                                                September 30,
                                               2000       1999
                                           (Dollars in Thousands)

Net interest income                           $5,418     $5,115

Provision for loan losses                        565        405

Noninterest income excluding gains and
  losses                                       1,447        778

Noninterest expense                            5,306      4,672

  ADJUSTED PRETAX CORE EARNINGS               $  994     $  816

INTEREST INCOME. Total interest income increased $1.3 million or 14.29% from $9.1 million for the nine months ended September 30, 1999 compared to $10.4 million for the nine months ended September 30, 2000. This increase resulted from an increase in average earning assets of $17.3 million, or 10.40% from $166.4 million for the nine months ended September 30, 1999 to $183.7 million for the nine months ended September 30, 2000. The average yield or rate paid on earning assets also increased 27 basis points from 7.31% for the nine months ended June 30, 1999 compared to 7.51% for the nine months ended September 30, 2000.

INTEREST EXPENSE. Total interest expense increased $1.0 million, or 25.0% from $4.0 million for the nine months ended
September 30, 1999 compared to $5.0 million for the nine months ended September 30, 2000. This increase was mainly attributable to an increase in total interest-bearing liabilities of $15.3 million or 9.59% from $159.6 million for the nine months ended September 30, 1999 compared to $174.9 million for the nine months ended September 30, 2000 and a 48 basis point increase in the overall cost of interest-bearing liabilities.

NET INTEREST INCOME. Net interest income increased $303,000 or 5.94% from $5.1 million for the nine months ended September 30, 1999 compared to $5.4 million for the nine months ended September 30, 2000. This increase is attributable to a higher volume of earning assets that was partially offset by a 17 point compression in the net interest margin.

PROVISION FOR LOAN LOSSES. The provision for loan losses increased by $160,000 or 39.51% for the nine months ended September 30, 2000 compared to the nine months ended
September 30, 1999. This increase reflects changes in the composition of the company's loan portfolio from that of a traditional consumer focused credit union to a more diversified banking company. During the nine months ended September 30, 2000, the Company had charge-offs of $295,570 and recoveries of $103,053.

NONINTEREST INCOME. Noninterest income increased $581,000 or 74.68% to $1.4 million for the nine months ended September 30, 2000 from $778,000 for the nine months ended September 30, 1999. The increase was due primarily to income from Bank Owned Life Insurance (BOLI), title insurance income, and increased fees from debit card transactions offset by a loss of $100,000 to write down a subsidiary investment.

NONINTEREST EXPENSE. Total noninterest expense increased $634,000 or 13.49% to $5.3 million for the nine months ended September 30, 2000 from $4.7 million for the nine months ended September 30, 1999. This increase resulted primarily from an increase in compensation and employee benefits, including the ESOP, an increase in depreciation related to the purchase of a new computer system, and an increase in professional fees.

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

Item 1.     Legal proceedings - None

Item 2.     Change in Securities  - None

Item 3.     Defaults upon Senior Securities - None

Item 4.     Submission of Matters to a Vote of Security Holders -
            None

Item 5.     Other Information

     On November 2, 2000 PSB Bancorp, Inc. and Jade Financial Corp announced the execution of a definitive Agreement & Plan of Merger pursuant to which PSB will acquire Jade Financial Corp. and its wholly-owned subsidiary, IGA Federal Savings Bank in a cash transaction valued at approximately $24.1 million. Pursuant to the agreement, PSB will purchase all of the outstanding shares of Jade Financial Corp. that PSB does not already own or that are not owned by the JADE Employee Stock Ownership Plan ("ESOP")for $13.55 per share in cash. The Jade ESOP may receive cash, PSB stock or a combination of both.

Item 6.     Exhibits and Reports on Form 8-K

Exhibits

     (b)  Reports on Form 8-K - None



                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               JADE FINANCIAL CORP.

                               By /s/ Dorothy M. Bourlier
November 10, 1999                 Dorothy M. Bourlier
                                  Chief Financial Officer
22