Form 10KSB
period 2000-12-31
JADE FINANCIAL CORP
filed 2001-04-02
CIK 1087146

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
                           FORM 10-KSB
(Mark one)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, for the fiscal year ended December 31, 2000, or

( ) TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required), for the transition period from _______________ to ______________.

Commission file number:  001-15351

                        Jade Financial Corp.
           (Name of small business issuer in its charter)

       Pennsylvania                               23-3300251
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

          Yes    X                     No  ____

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B and is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  (X)

     The Registrant's revenues for its most recent fiscal year were $16,111,000.

     The aggregate market value of common stock of the registrant held by nonaffiliates, based on the average between the closing bid and the closing asked prices as of March 27, 2001 was $23,171,447. As of March 27, 2001, the Registrant had 1,727,923 shares of common stock outstanding.

             Documents incorporated by reference. None

     Transitional Small Business Disclosure Format (check one):
Yes  _____            No    X



                       Jade Financial Corp.

                        Table of Contents



                                                        Page No.
PART I

     Item 1.  Description of Business                       4
     Item 2.  Description of Property                      17
     Item 3.  Legal Proceedings                            18
     Item 4.  Submission of Matters to a Vote of
              Securities Holders                           18

Part II

     Item 5.  Market for Common Equity and Related
              Stockholder Matters                          19
     Item 6.  Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                19
     Item 7.  Financial Statements                         42
     Item 8.  Changes In and Disagreements With
              Accountants on Accounting and
              Financial Disclosure                         42

Part III

     Item 9.  Directors, Executive Officers,
              Promoters and Control Persons;
              Compliance With Section 16(a)
              of the Exchange Act                          43
     Item 10. Executive Compensation                       44
     Item 11. Security Ownership of Certain
              Beneficial Owners and Management             45
     Item 12. Certain Relationships and Related
              Transactions                                 47
     Item 13. Exhibits and Reports on Form 8-K             48



                              Part I

Item 1
                 BUSINESS OF JADE FINANCIAL CORP.

General

     Jade Financial Corp. ("Jade") was organized at the direction of the Board of Directors of IGA Federal Savings Bank ("IGA") for the purpose of becoming a holding company to own all of the outstanding capital stock of IGA. Upon completion of the stock conversion on October 4, 1999, IGA became a wholly owned subsidiary of Jade. Jade is engaged primarily in the business of directing, planning and coordinating the business activities of IGA, and has two other operating subsidiaries, Jade Abstract, and Jade Insurance Agency.

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

     As a credit union, IGA experienced minimal membership growth in recent years due to a reduction in the number of PECO employees from approximately 12,500 to 6,500. Moreover, IGA anticipated that membership would decline in the future due to the nationwide consolidation of the electric utility industry and the 1996 deregulation of the electric utility industry in Pennsylvania. Therefore, after receiving the approval of the National Credit Union Administration and IGA's members, on July 1, 1998, IGA converted from a credit union to IGA Federal Savings, a federal mutual savings bank. IGA was then able to serve the general public, rather than being limited to serving only distinct employee groups.

     On October 5, 1999, Jade completed an initial public offering of 1,872,923 shares of common stock and used the proceeds to acquire all the stock of IGA Federal Savings thereby converting IGA Federal Savings from a federal mutual savings bank to a federal stock savings bank.

     Jade has entered into an Agreement and Plan of Reorganization with PSB Bancorp, Inc. Under the terms of that agreement all of the common stock of Jade will be acquired for $13.55 per share except for shares allocated to the Jade Employee Stock Ownership Plan ("ESOP") that at the ESOP and ESOP participants election will be exchanged for cash or 2.745 shares of common stock of PSB Bancorp, Inc. The transaction is expected to close in the second quarter of 2001.

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

     IGA offers a variety of deposit accounts having a wide range of interest rates and terms, which include passbook and statement savings accounts, money market deposit accounts, NOW and non-interest bearing checking accounts and certificates of deposit with varied terms ranging from 91 days to 60 months. IGA only solicits deposits in its market areas and it has not accepted brokered deposits. Our deposits are insured by the Savings Association Insurance Fund ("SAIF") of the FDIC up to applicable limits.

Market Areas and Competition

     IGA has its main office located in Feasterville, Bucks County, Pennsylvania and four branch offices located in Center City, Philadelphia, Pennsylvania, Grays Ferry in southwest Philadelphia, Pennsylvania, the Chesterbrook Village Shopping Center in Chester County, Pennsylvania, and the Media Shopping Center in Delaware County, Pennsylvania.

     In addition, IGA participates in MAC, a regional automatic teller machine network. IGA owns and operates four automatic teller machines.

     IGA's market area consists of the Philadelphia metropolitan area, which is comprised of Philadelphia and the surrounding Pennsylvania counties of Bucks, Chester, Delaware and Montgomery. IGA also has a number of out-of-market customers who are retirees of PECO or PECO employees at out-of-market locations. IGA's five-county market area is included in the Philadelphia Metropolitan Statistical Area. The Philadelphia Metropolitan Statistical Area, which also includes three New Jersey counties, is the nation's fourth largest metropolitan area in terms of total population. Based on 1998 census data, the Pennsylvania counties in the Philadelphia Metropolitan Statistical Area had an estimated population of 3.7 million, which is one-third of Pennsylvania's total population.

     IGA faces strong competition, in the consumer and commercial loan, commercial real estate and residential real estate loan markets and in attracting deposits. The Philadelphia Metropolitan Statistical Area has become a center for financial services, and IGA competes with a number of very large financial institutions that are either headquartered or maintain offices in southeastern Pennsylvania. Some of the larger commercial banks operating in IGA's market area include First Union National Bank, PNC Bank and Mellon Bank. IGA also competes with a number of larger thrifts that maintain branches in, or are headquartered in, southeastern Pennsylvania including Sovereign Bank, Commonwealth Bank, Firstrust Savings Bank, and Beneficial Mutual Savings Bank. Competition in originating residential real estate loans comes primarily from other savings institutions, commercial banks, credit unions and mortgage bankers. Competition for commercial business loans and commercial real estate loans comes primarily from commercial banks and savings institutions. Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending.

     Competition for deposits is principally from other savings institutions, commercial banks and credit unions located in the same region, as well as mutual funds. IGA competes for these deposits by offering a variety of deposit accounts at competitive rates.

Business Strategy

     Our strategy is to be an consumer oriented financial institution that provides retail loan and deposit products to individuals and small businesses. Highlights of this strategy include the following:

     - Consumer Lending - Historically we have concentrated on the origination of consumer loans as our primary loan product, including home equity, automobile, credit card and personal loans. At December 31, 2000, consumer loans totaled $74.0 million, or 56.2% of our gross loan portfolio.

     - Home Mortgage Lending - In recent years, residential first mortgage loans have become an increasingly important component of our lending activities. We expect this trend to continue. At December 31, 2000, residential first mortgage loans totaled $50.1 million, or 38.1% of our gross loan portfolio.

     - Commercial Real Estate and Commercial Business Loans - We have slowly increased our commercial real estate and commercial business lending with a focus on small and medium-sized borrowers. We have hired an experienced commercial lender to manage our expansion in this area. We are funding this product expansion with locally gathered deposits. We believe a cautious and prudent expansion in these areas will diversify our loan portfolio and increase the average yield of our interest earning assets. We do recognize, however, that commercial real estate and commercial business loans involve a higher degree of risk than single-family residential lending due to a variety of factors, including generally larger loan balances, the dependency on successful operation of a project, or the income stream of a borrower for repayment, and greater oversight efforts compared to mortgage loans. At December 31, 2000, we have $4.5 million in commercial real estate loans and $3.0 million in commercial business loans.

     - Expanded Customer Base - Prior to June 30, 1998, under our federal credit union charter, we were limited in the customers that we could service. The cornerstone of our strategy as a savings bank is to maintain our base of customers who were credit union members and expand our customer base by marketing to the communities served by our branches. We believe our original customer base has continued to increase the breadth of their banking relationships with us. In addition, our deposit and loan accounts have grown by the acquisition of new customers from area banks and thrifts.

Supervision and Regulation

     IGA is chartered as a federal savings bank under the Home Owners' Loan Act, as amended (the "HOLA"), which is implemented by regulations adopted and administered by the Office of Thrift Supervision ("OTS"). As a federal savings bank, IGA is subject to regulation, supervision, and regular examination by the OTS. The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including IGA and Jade. Federal banking laws and regulations control, among other things, IGA's investments, loans, required reserves, mergers and consolidations, payment of dividends and other aspects of the IGA's operations. The deposits of IGA are insured by the SAIF administered by the FDIC to the maximum extent provided by law ($100,000 for each depositor). In addition, the FDIC has certain regulatory and examination authority over OTS-regulated savings institutions and may recommend enforcement actions against savings institutions to the OTS. The supervision and regulation of IGA is intended primarily for the protection of the SAIF and IGA's depositors rather than Jade or its shareholders.

     As a savings and loan holding company, Jade Financial Corp. is registered with the OTS and is also subject to OTS regulation and supervision under the HOLA.

     The following discussion is intended to be a summary of certain statutes, rules and regulations affecting IGA and Jade. A number of other statutes and regulations have an impact on their operations. The following summary of applicable statutes and regulations does not purport to be complete and is qualified in its entirety by reference to relevant statutes and regulations.

New Legislation

     Landmark legislation in the financial services area was signed into law on November 12, 1999. The Gramm-Leach-Bliley Act dramatically changes certain banking laws that have been in effect since the early part of the 20th century. The most radical changes are that the separation between banking and the securities businesses mandated by the Glass-Steagall Act has now been removed, and the provisions of any state law that prohibits affiliation between banking and insurance entities have been preempted. Accordingly, the new legislation now permits firms engaged in underwriting and dealing in securities, and insurance companies, to own banking entities, and permits bank holding companies (and in some cases, banks) to own securities firms and insurance companies. The provisions of federal law that preclude banking entities from engaging in non-financially related activities, such as manufacturing, have not been changed. For example, a manufacturing company cannot own a bank or become a bank holding company, and a bank holding company cannot own a subsidiary that is engaged in non-financial activities, as defined by the regulators.

     The new legislation creates a new category of bank holding company called a "financial holding company." In order to avail itself of the expanded financial activities permitted under the new law, a bank holding company must notify the Federal Reserve that it elects to be a financial holding company. A bank holding company can make this election if it, and all its bank subsidiaries, are well capitalized, well managed, and have at least a satisfactory Community Reinvestment Act rating, each in accordance with the definitions prescribed by the Federal Reserve and the regulators of the subsidiary banks. Once a bank holding company makes such an election, and provided that the Federal Reserve does not object to the election by the bank holding company, the financial holding company may engage in financial activities (i.e, securities underwriting, insurance underwriting, and certain other activities that are financial in nature as determined by the Federal Reserve) by simply giving a notice to the Federal Reserve within thirty days after beginning such business or acquiring a company engaged in such business. This makes the regulatory approval process necessary to engage in financial activities much more streamlined than it was under prior law.

     It is too early to tell what effect the Gramm-Leach-Bliley Act may have on IGA. The intent and scope of the act is positive for the financial services industry, and is an attempt to modernize federal banking laws and make U. S. institutions competitive with those from other countries. While the legislation makes significant changes in U. S. banking law, the changes may not directly affect IGA's business unless it decides to avail itself of new opportunities available under the new law. IGA does not expect any of the provisions of the new act to have a material adverse effect on IGA's existing operations, or to significantly increase its costs.

Regulation of IGA

     Business Activities - IGA derives its lending and investment powers from the HOLA and the regulations of the OTS thereunder. Under these laws and regulations, IGA may invest in mortgage loans secured by residential and commercial real estate, commercial, and consumer loans, certain types of commercial paper and debt securities, and certain other defined assets. IGA may also establish service corporations that may engage in activities reasonably related to the business of financial institutions but not otherwise permissible for IGA, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to various regulatory limitations.

     Branching - Subject to certain limitations, OTS regulations currently permit a federally chartered savings institution like IGA to establish branches in any state of the United States, provided that the federal savings institution qualifies as a "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"), or is a "qualified thrift lender" under HOLA. IGA has no current plans to establish any branches outside of Pennsylvania although its authority to establish interstate branches would facilitate a geographic diversification in the future.

     Regulatory Capital - The OTS has adopted capital adequacy regulations that require savings institutions such as IGA to meet three minimum capital standards: a "core" capital requirement of 4% of adjusted total assets, a "tangible" capital requirement of 1.5% of adjusted total assets, and a "risk-based" capital requirement of 8% of total risk-based capital to total risk-weighted assets. In addition, the OTS has adopted regulations imposing certain restrictions on savings institutions that have a total risk-based capital ratio of less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to total assets of less than 4% (or 3% if the institution is rated Composite 1 under the CAMELS examination rating system).

     The core capital, or "leverage ratio," requirement mandates that a savings institution maintain core capital equal to at least 4% of its adjusted total assets. "Core capital" includes common shareholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries and certain nonwithdrawable accounts and pledged deposits. Core capital is generally reduced by the amount of the savings institution's intangible assets, with limited exceptions for permissible mortgage servicing rights, purchased credit card relationships and certain intangible assets arising from prior regulatory accounting practices.
Core capital is further reduced by the amount of a savings institution's investments in and loans to subsidiaries engaged in activities not permissible for national banks. At December 31, 2000, IGA has no such investments.

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

     The OTS risk-based capital regulation also includes an interest rate risk ("IRR") component that requires savings institutions with greater than normal IRR, when determining compliance with the risk-based capital requirements, to maintain additional total capital.

     Prompt Corrective Regulatory Action - Under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), the federal banking regulators are required to take prompt corrective action with regard to depository institutions that do not meet certain minimum capital requirements, including a leverage limit and a risk-based capital requirement. All institutions, regardless of their capital levels, are restricted from making any capital distributions or paying any management fees that would cause the institution to become undercapitalized. As required by FDICIA, banking regulators, including the OTS, have issued regulations that classify insured depository institutions by capital levels and provide that the applicable agency will take various prompt corrective actions to resolve the problems of any institution that fails to satisfy the capital standards.

     Under the joint prompt corrective action regulations, a "well-capitalized" institution is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a ratio of tier 1 capital to total assets ("leverage ratio") of 5%. An "adequately capitalized" institution is one that does not qualify as "well capitalized" but meets or exceeds the following capital requirements: a total risk-based capital of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the institution has the highest composite examination rating. An institution not meeting these criteria is treated as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" depending on the extent to which its capital levels are below these standards. An institution that falls within any of the three "undercapitalized" categories will be subject to certain severe regulatory sanctions required by FDICIA and the implementing regulations. As of December 31, 2000, IGA was "well-capitalized" as defined by the regulations, with a total risk-based capital ratio of 17.2%, a Tier 1 risk-based capital ratio of 16.0% and a core capital or leverage ratio of 16.0%.

     Insurance of Accounts and Regulation by the FDIC - IGA is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to the applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It may also prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or Bank Insurance Fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy, pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern, pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

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

     The premium schedule for Bank Insurance Fund and Savings Association Insurance Fund insured institutions ranges from 0 to 27 basis points. IGA is in the category of institutions that pay no deposit insurance premiums. However, all insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980's. The current rate for Savings Association Assurance Fund insured institutions and Bank Insurance Fund insured institutions is 1.90 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of Bank Insurance Fund and Savings Association Insurance Fund deposits, will continue until the bonds mature in the year 2017.

     Limitations on Dividends and Other Capital Distributions -

     OTS regulations impose various restrictions on savings banks with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings bank from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the bank would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

     Liquidity - All savings banks, including IGA, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and short-term borrowings (borrowings payable in one year or less). For a discussion of what we include in liquid assets, see "Management's Discussion and Analysis Of Financial Condition and Results of Operations - Liquidity." This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings banks. At the present time, the minimum liquid asset ratio is 4%. Penalties may be imposed upon banks for violations of the liquid asset ratio requirement. At December 31, 2000 (the latest available date), we were in compliance with this requirement with an overall regulatory liquidity ratio of 30.5%.

     Qualified Thrift Lender Test - All savings banks, including IGA, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings bank to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings bank may maintain 60% of its assets in those assets specified in
Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2000, we met the test.

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

     Community Reinvestment Act - Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of IGA, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger application or the establishment of a branch, by IGA. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

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

     Transactions with Affiliates - Generally, transactions between a savings bank or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of IGA include Jade and any company which is under common control with IGA. In addition, a savings bank may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings banks as affiliates on a case by case basis.

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

     Federal Securities Law - The stock of Jade is registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Jade is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

     Jade stock held by persons who are affiliates (generally officers, directors and principal stockholders) of Jade may not be resold without registration or unless sold in accordance with certain resale restrictions. If Jade meets specified current public information requirements, each affiliate of Jade is able to sell in the public market, without registration, a limited number of shares in any three-month period.

     Federal Reserve System - The Federal Reserve requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 2000, we were in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements that may be imposed by the OTS. See "Liquidity."

     Savings banks are authorized to borrow from the Federal Reserve "discount window," but Federal Reserve regulations require banks to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Association.

     Federal Home Loan Bank System - We are a member of the Federal Home Loan Bank ("FHLB")of Pittsburgh, which is one of 12 regional FHLBs, that administer the home financing credit function of savings banks. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e., advances) in accordance with policies and procedures, established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

     As a member, we are required to purchase and maintain stock in the FHLB of Pittsburgh. On December 31, 2000, we had $1.0 million in FHLB stock, which was in compliance with our regulatory requirement. We receive dividends on our FHLB stock on a quarterly basis.

     Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings banks and to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of our FHLB stock may result in a corresponding reduction in our capital.

     Employees - At December 31, 2000, IGA had a total of 71 employees, including 9 part-time employees. IGA's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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

     Jade Insurance Agency, a Pennsylvania corporation and a wholly owned subsidiary of Jade (the "Agency"), was formed for the purpose of providing a diverse set of insurance products to meet the needs of existing and potential customers of IGA, as well as to provide products to other financial institutions such as credit unions and community banks. The products outlined in the business plan generate fee income to the Agency, and also provide comprehensive service to existing IGA customers and the
general public.   Insurance products such as accidental death &
dismemberment (AD&D), term life, long-term care, auto, homeowner, whole life, universal life, health, collateral protection and mortgage life will be marketed through a direct mail program as well as a point of sale program. The Agency has enlisted the help of strategic partners in the development and marketing of the insurance products. As of December 31, 2000, there was no income or expenses related to this subsidiary.

Item 2

                           Properties

     IGA conducts its business through IGA's branch offices. All property is owned or leased by IGA. IGA believes that its current facilities are adequate to meet the present and foreseeable needs of IGA and Jade. The total net book value of IGA's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at December 31, 2000 was $2.81 million.

     IGA owns the branch office located at 213 West Street Road, Feasterville, Pennsylvania. This facility is approximately 23,000 square feet and also serves as IGA and Jade's executive offices. IGA also owns the branch office located at 1501 S. Newkirk Street, Philadelphia, Pennsylvania. This facility is approximately 1,000 square feet.

     IGA leases a space of approximately 2,500 square feet for the branch office located at 521 East Baltimore Pike, Media, Pennsylvania. IGA's annual lease expense in calendar year 2000 was $51,937. IGA's lease is for a term of 5 years at an annual cost of $52,000.

     IGA leases a space of approximately 1,800 square feet for the branch office located at 2301 Market Street, Philadelphia, Pennsylvania. IGA's annual lease expense in calendar year 2000 was $22,644.

     IGA leases a space of approximately 1,800 square feet for the branch office located at 500 Chesterbrook Boulevard, Wayne, Pennsylvania. IGA's annual lease expense in calendar year 2000 was $35,124 in calendar year 2000. This lease has a five year term expiring on March 31, 2003.

Item 3

                        Legal Proceedings

     From time to time Jade is involved as plaintiff or defendant in various legal actions arising in the normal course of business.
Presently, Jade is not involved as a defendant in any material legal proceedings.

Item 4

        Submission of Matters to a Vote of Security Holders
                              None.



                             Part II

Item 5

        Market for Registrant's Common Equity and Related
                       Stockholder Matters

     Jade completed an initial public offering of its common stock, par value $0.01 per share, in September 1999 with the final closing on October 4, 1999. Jade's common stock is traded on the Nasdaq Stock Market under the symbol "IGAF". As of December 31, 2000, there were approximately 1,125 beneficial owners of Jade's common stock. The following chart gives the high and low sale prices for the common stock of Jade for the years ended December 31, 2000 and 1999:

                                    Year Ended
                                   December 31,
                               2000              1999
                          High      Low      High      Low
First Quarter           $13.875    $ 8.25     -         -
Second Quarter          $13.625   $11.625     -         -
Third Quarter           $12.375   $11.375     -         -
Fourth Quarter          $13.500   $11.500   $8.875  $7.937

Item 6

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion of the Jade's consolidated financial condition and results of operations and capital resources and liquidity should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. Statements regarding Jade's expectations as to financial results and other aspects of its business set forth herein or otherwise made in writing or orally by Jade may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although Jade believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors that might cause or contribute to such differences include, but are not limited to, uncertainty of future profitability, changing economic conditions and monetary policies, uncertainty of interest rates, risks inherent in banking transactions, competition, extent of government regulations, and delay in or failure in obtaining regulatory approvals.

General

     IGA is primarily engaged in the business of attracting deposits from the general public and originating consumer loans, including home equity, auto, credit card, and personal loans, and residential real estate loans secured by first mortgages on owner-occupied, one- to four-family residences in our market area. IGA originates a limited amount of commercial loans. IGA also invests in investment and mortgage-related securities.

     IGA's net income is dependent primarily on our net interest income, which is the difference between interest earned on loans and investments and the interest paid on our deposits and borrowings. IGA's interest rate spread is also affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. Our net income is also affected by the generation of non-interest income, which primarily consists of fees and service charges. In addition, net income is affected by the level of operating expenses and provisions for loan losses.

     The operations of financial institutions, including IGA, are significantly affected by prevailing economic conditions, competition and regulatory policies, and the monetary and fiscal policies of the U.S. Government. Lending activities are influenced by the demand for, and supply of housing, competition among lenders, the level of interest rates and the availability of funds. Deposit flows and costs of funds are influenced by prevailing market rates of interest on competing investments, account maturities and the levels of personal income and savings in our market area.

RESULTS OF OPERATIONS

     General

     IGA's results of operations depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, and interest expense on its interest-bearing liabilities. Its interest-earning assets consist primarily of loans receivable and investment securities, while its interest-bearing liabilities consist primarily of deposits and borrowings. IGA's net income is also affected by its provision for loan losses and its level of non-interest income as well as by its non-interest expense, such as salaries and employee benefits, occupancy costs and charges relating to non-performing and other classified assets.

     Net Income

     The Bank's net income/(loss) totaled ($1.1 million) and $293,000 for the years ended December 31, 2000 and December 31, 1999, respectively.
The 2000 loss was a direct result of a one-time $2.5 million charge-off of an investment in BankZip.com, an aggregator of Internet banking services, that has ceased operations. Additionally, IGA experienced a $1.1 million loss on the repositioning of its investment portfolio. Results of operations for the year-end December 31, 1999 reflect a non-recurring, contribution to the IGA Charitable Foundation. Excluding the effect of this contribution, net income for 1999 was $1.0 million.

     Net Interest Income and Average Balances

     Net interest income is the key component of IGA's profitability structure and is managed in coordination with IGA's interest rate sensitivity position.

     The following table is a summary of average balances with corresponding interest income and interest expense as well as average yield and rate information for the periods presented. Average balances are derived from daily balances during the indicated periods, except where noted otherwise.

                                                                         Year Ended
                                                                         December 31,
                                                2000                          1999                           1998
                                      Average    Interest            Average    Interest            Average    Interest
                                    Outstanding   Earned/  Yield/  Outstanding   Earned/  Yield/  Outstanding   Earned/  Yield/
                                      Balance      Paid     Rate     Balance      Paid     Rate     Balance      Paid     Rate
                                                                     (Dollars in Thousands)
Interest-earning assets:
  Loans receivable                    $122,630    $10,302   8.35%    $110,824    $ 8,947   8.07%    $100,281    $ 8,587   8.56%
  Investments                           59,609      3,813   5.51%      61,505      3,569   5.80%      54,066      2,841   5.25%
    Total earning assets               182,239     14,115   7.42%     172,329     12,516   7.26%     154,347     11,428   7.40%
   Non-interest earning assets          19,480                         14,678                          8,681
    Total assets                      $201,719                       $187,007                       $163,028

Interest-bearing liabilities:
  Savings deposits                   $ 69,540       1,429   2.05%    $ 74,180      1,542   2.08%    $ 68,509      1,719   2.51%
  Checking accounts                    10,239           0   0.00%      10,159          0   0.00%       9,257          0   0.00%
  Money market accounts                14,928         517   3.46%      10,767        337   3.13%       8,754        319   3.64%
  Certificates of deposit              70,362       3,947   5.61%      66,938      3,501   5.23%      60,380      3,394   5.62%
  Notes Payable - FHLB                 16,259       1,067   6.56%       6,000        116   1.93%           0          0   0.00%

    Total interest-bearing
      liabilities                     181,328       6,960   3.84%     168,044      5,496   3.27%     146,900      5,432   3.70%
  Non-interest bearing liabilities        381                           1,503                            803
    Total liabilities                 181,709                         169,547                        147,703
  Equity                               20,010                          17,460                         15,325
    Total liabilities and equity     $201,719                        $187,007                       $163,028

Net interest-earning assets          $    911                       $   4,285                       $  7,447
Net interest income/spread                        $ 7,155   3.58%                $ 7,020   3.99%                $ 5,996   3.70%
Net interest margin                                         3.93%                          4.07%                          3.88%
Ratio of average interest-earning
  assets to average interest-
  bearing liabilities                  100.50%                         102.55%                        105.07%

     Net interest income of $7.2 million in 2000 was 2.8% higher than 1999's net interest income of $7.0 million. IGA's net interest margin, net interest income divided by total average interest-earning assets, decreased 14 basis points to 3.93% for the year ended December 31, 2000 compared to 4.07% for the year ended December 31, 1999. IGA's net interest spread, the difference between the yield on interest-earning assets and the rates paid on interest-bearing liabilities, decreased 41 basis points to 3.58% for the year ended December 31, 2000, from 3.99% for the year ended December 31, 1999. The decline in net interest margin was primarily due to an increase in FHLB borrowings and a related higher cost of funds.

     The Bank's yield on average interest-earning assets increased to 7.42% for the year ended December 31, 2000 compared to 7.26% for the year ended December 31, 1999. Average loans of $122.6 million at December 31, 2000, represented 67.3% of total average interest-earning assets, and provided a 2000 yield of 8.35%, compared to average loans of $110.8 million for the year ended December 30, 1999, representing 64.3% of total average interest-earning assets, and providing a 1999 yield of 8.07%. The increase in yield is the result of an increase in the interest rate charged for loans made in 2000 as a result of a general increase in interest rates in the economy. Average investments, including interest bearing deposits with banks, decreased $1.9 million or 3.1% to $59.6 million at December 31, 2000, from $61.5 million for the year ended December 31, 1999. These assets provided a yield of 5.51% in 2000 compared to 5.80% in 1999.

     Total average interest-bearing liabilities increased $13.3 million or 7.9% to $181.3 million for the year ended December 31, 2000, from $168.0 million for the year ended December 30, 1999. This increase resulted from an increase in FHLB borrowings and an increase in certificates of deposit. Total interest expense increased $1.5 million to $7.0 million for the year ended December 31, 2000 from $5.5 million for the year ended December 31, 1999 because IGA's cost of funds increased to 3.84% for the year ended December 31, 2000 from 3.27% for the year ended December 31, 1999.

Rate/Yield Analysis

     The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected IGA's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and
(iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate:

                       Rate/Volume Analysis

                                           December 2000 VS. 1999                   December 1999 vs. 1998
                                         Increase (decrease) due to               Increase (decrease) due to
                                                                Total                                   Total
                                                     Rate/    Increase                       Rate/    Increase
                                   Rate    Volume   Volume   (Decrease)    Rate    Volume   Volume   (Decrease)
                                                                  (In Thousands)
Interest-earning assets:
  Loans receivable                $ 363    $ 953    $  39      $1,355              $  903   $(543)     $  360
  Investments                       365     (110)     (11)        244       296       391      41         728
    Total earning assets            728      843       28       1,599       296     1,294    (502)      1,088

Interest-bearing liabilities:
  Savings deposits                  (16)     (96)       1        (111)     (297)      142     (24)       (179)
  NOW accounts                        0        0        0           0         0         0       0           0
  Money market accounts              36      130       14         180       (45)       73     (10)         18
  Certificates of deposit           254      179       13         446      (236)      369     (26)        107
  Borrowings                        278      198      475         951         0         0     116         116

    Total interest-bearing
      liabilities                   552      411      503       1,466      (578)      584      56          62

Change in net interest income     $ 176    $ 432    $(475)     $  133     $ 874    $  710   $(558)     $1,026

Provision for Loan Losses

     For the year ended December 31, 2000, the provision for loan losses was $585,000 compared to $520,000 for the year ended December 31, 1999. The provision increased in 2000 in line with the overall increase in the loan portfolio. On a quarterly basis, IGA's Board of Directors and management perform a detailed analysis of the adequacy of the allowance for loan losses. This analysis includes an evaluation of credit risk concentration, delinquency trends, past loss experience, current economic conditions, composition of the loan portfolio, classified loans, and other relevant factors. The loan growth experienced by IGA has not resulted in significant percentage increases in delinquencies or material increases in the chargeoffs incurred by IGA. Net charge-offs by IGA for the years ended December 31, 2000, and December 31, 1999 were $255,000 and $310,000 respectively.

     Non-Interest Income

     Non-interest income increased $900,000 or 75.2% to a $2.0 million for 2000 compared to $1.1 million for December 31, 1999. Management anticipates non-interest income will increase significantly in the near future primarily from the income generated on bank owned life insurance placed in December 1999.

     Non-Interest Expense

     The following table provides a summary of non-interest expense, by category of expense, for the two years ended December 31, 2000 and 1998. (in thousands):

                                               Year Ended
                                               December 31,
                                              2000      1999
Salaries and employment benefits             $3,894    $3,182
Loss on investments                           3,457         -
Office and occupancy expense                  1,273     1,210
Professional fees                               551       183
Printing and postage                            252       240
Loan servicing                                  179       180
Bank and Mac charges                            721       726
Advertising, marketing                          135       170
Insurance Expense                               125       112
Loss on fixed assets                             35         -
Foundation Expense                                0       725
Other operating expense                         362       511
    Total                                   $10,984    $7,239

     Total non-interest expense increased $3.7 million or 34.1%, to $11.0 million in 2000 compared to $7.2 million in 1999. This increase was primarily due to the $3.4 million loss on investments, an increase of $712,000 in compensation and benefits, a $63,000 increase in office and occupancy costs, and $203,000 in other miscellaneous costs related to debit and credit card processing. Compensation and benefits reflects a full year's advance contribution to the Employee Stock Ownership Plan ("ESOP") that IGA elected to make in 2000.

Income Taxes

     Jade had income tax (benefit)/expense of ($1.4 million) for the period ended December 31, 2000, compared to $107,000 for the period ended December 31, 1999.

     Liquidity and Capital Resources

     Pursuant to federal regulations, financial institutions must maintain liquidity to meet day-to-day requirements of depositor and borrower customers, take advantage of market opportunities, and provide a cushion against unforeseen needs. Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity are provided by investments in U.S. Government and agency securities, deposits with banks and federal funds sold. These assets totaled $60.9 million at December 31, 2000, compared to $13.2 million at December 31, 1999. Maturing and prepayment of loans as well as the monthly cash flow associated with certain mortgage-backed securities are other sources of asset liquidity.

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

     Interest Rate Sensitivity

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

     An asset or liability is interest-rate sensitive within a specific time period if it will mature or reprice within that time period. If our assets mature or reprice more rapidly or to a greater extent than our liabilities, then net portfolio value and net interest income would tend to increase during periods of rising interest rates and decrease during periods of falling interest rates. Conversely, if our assets mature or reprice more slowly or to a lesser extent than our liabilities, then net portfolio value and net interest income would tend to decrease during periods of rising interest rates and increase during periods of falling interest rates. Our policy has been to address the interest-rate risk inherent in the historical savings institution business of originating long-term loans funded by short-term deposits by maintaining sufficient liquid assets for material and prolonged changes in interest rates.

     Management regularly reviews our asset and liability position including our interest-rate risk and trends, liquidity and capital ratios and related regulatory requirements. In addition, management reviews simulations of the effect of changes in interest rates on IGA's capital, net interest income and net income.

     Net Portfolio Value

     In order to encourage savings associations to reduce their interest rate risk, the OTS adopted a rule incorporating an interest rate risk ("IRR") component into the risk-based capital rules. The IRR component is a dollar amount that will be deducted from total capital for the purpose of calculating an institution's risk-based capital requirement and is measured in terms of the sensitivity of its net portfolio value ("NPV") to changes in interest rates. NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts. An institution's IRR is measured by the change to its NPV as result of a hypothetical 200 basis point ("bp") change in market interest rates. A resulting change in NPV of more than 2% of the estimated present value of total assets ("PV") will require the institution to deduct from its capital 50% of that excess change. Based on IGA's asset size and risk-based capital, we have been informed by the Office of Thrift Supervision that IGA is exempted from this rule. Nevertheless, the following table presents an estimate of the change in our NPV at December 31, 2000 as calculated by our personnel, based on quarterly financial information.

    Change
  in Interest    Estimated   Ratio of NPV   Estimated Increase
     Rates          NPV           to         (Decrease) in NPV
(Basis Points)     Amount    Total Assets    Amount   Percent
                      (Dollars in Thousands)

     +300         37,723        18.54%.         (9)    -0.02%
     +200         38,849        18.83%          20      0.05%
     +100         39,543        18.90%          27      0.07%
        0         39,545        18.63%          --        --
     -100         37,910        17.65%         (98)    -0.26%
     -200         33,739        15.64%        (299)    -0.89%
     -300         27,613        12.77%        (586)    -2.12%

     In the above table, the first column on the left presents the basis point increments of yield curve shifts. The second column presents the overall dollar amount of NPV at each basis point increment. The third column presents IGA's ratio of NPV to total assets. The remaining columns present IGA's actual position in dollar change and percentage change in NPV at each basis point increment.

     Were IGA subject to the IRR component at December 31, 2000, it would not have been considered to have had a greater than normal level of interest rate exposure and a deduction from capital would not have been required. Although we have been advised by the Office of Thrift Supervision that IGA is not subject to the IRR component discussed above, it is still subject to interest rate risk and, as can be seen above, rising interest rates will reduce IGA's NPV. The Office of Thrift Supervision has the authority to require otherwise exempt institutions to comply with the rule concerning interest rate risk. See "Regulation - Regulatory Capital Requirements."

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

Financial Condition

     General

     Total assets at December 31, 2000 were $213.7 million, an increase of $14.2 million or 7.1% from $199.6 million at December 31, 1999. This increase was mainly due to the increase in net loans of $15.9 million or 13.9%.

     Total liabilities at December 31, 2000 were $27.9 million, an increase of $624,000 or 2.2% from $27.2 million on December 31, 1999. The increase was primarily due to an increase in deposits and accrued expenses.

     Shareholders' equity totaled $27.9 million at December 31, 2000 compared to $27.2 million at December 31, 1999. The Bank's capital ratios are well in excess of all regulatory requirements at year end December 31, 2000.

Lending Activities

     IGA is primarily engaged in the business of attracting deposits from the general public and originating consumer loans, including home equity, auto, credit card and personal loans and residential real estate loans, secured by first mortgages on owner-occupied , one-to-four family residences in our market area. IGA also originates a limited amount of commercial loans.

     Net loans receivable increased by $15.9 million or 13.9% from $114.1 million at December 31, 1999 to $129.9 million at December 31, 2000. This increase was due primarily to strong first mortgage and home equity loan demand and an increase in commercial loans.

     The following table sets forth the composition of IGA's loan portfolio at December 31, 2000, 1999, 1998 and June 30, 1997 and 1996. For the periods presented, there is no significant concentration of loans in any one industry. No loans have been made to borrowers outside the United States.

                                                            December 31,
                                          2000                  1999                  1998
                                   Amount     Percent    Amount     Percent    Amount     Percent
                                                       (Dollars in Thousands)
Real Estate Loans:
  One- to four-family             $ 50,103     38.07%   $ 43,434     37.66%   $ 40,114     38.57%
  Commercial                         4,523      3.44%      2,996      2.60%      1,408      1.35%
    Total real estate loans         54,626     41.51%     46,430     40.25%     41,522     39.93%

Consumer Loans:
  Home equity                       26,800     20.37%     24,172     20.96%     22,421     21.56%
  Automobile                        28,395     21.58%     24,406     21.16%     18,746     18.03%
  Credit cards                      10,395      7.90%     10,955      9.50%     10,920     10.50%
  Personal loans                     5,947      4.52%      5,414      4.69%      6,329      6.09%
  Other                              2,437      1.85%      2,498      2.17%      3,658      3.52%
  Commercial                         2,995      2.28%      1,469      1.27%        400      0.38%
    Total consumer loans            76,969     58.49%     68,914     59.75%     62,474     60.07%
    Total loans                    131,595    100.00%    115,344    100.00%    103,996    100.00%

Less:
Deferred loan (income) costs, net      (39)                   21                   (22)
Allowance for losses                (1,614)               (1,284)               (1,074)
    Total loans receivable,
      net                         $129,942              $114,081              $102,900

                                                  June 30,
                                          1997                  1996
                                   Amount     Percent    Amount     Percent
                                           (Dollars in Thousands)
Real Estate Loans:
  One- to four-family             $ 31,429     31.02%   $ 31,722     33.33%
  Commercial                             0      0.00%          0      0.00%
    Total real estate loans         31,429     31.02%     31,722     33.33%

Consumer Loans:
  Home equity                       24,154     23.84%     21,264     22.34%
  Automobile                        20,470     20.20%     17,869     18.78%
  Credit cards                      10,700     10.56%      9,555     10.04%
  Personal loans                     9,307      9.19%      9,917     10.42%
  Other                              5,264      5.20%      4,840      5.09%
  Commercial
    Total consumer loans            69,895     68.98%     63,445     66.67%
    Total loans                    101,324    100.00%     95,167    100.00%

Less:
Deferred loan (income) costs, net        52                    62
Allowance for losses                 (1,005)                 (558)
    Total loans receivable, net    $100,371              $ 94,671

     The following table shows the composition of IGA's loan portfolio by fixed and adjustable rate at December 31, 2000 and 1999, 1998, and June 30, 1997 and 1996 (previous fiscal year end).

                                                         December 31,
                                      2000                 1999                 1998
                                Amount    Percent    Amount    Percent    Amount    Percent
                                                     (Dollars in Thousands)
Fixed-Rate Loans:
Real estate:
  One- to four-family          $ 48,605    36.94%   $ 42,419    36.78%   $ 38,446    36.97%
  Home equity                    22,612    17.18%     19,450    16.86%     17,054    16.40%
  Commercial                   $  4,523     3.44%   $  2,996     2.60%   $  1,408     1.35%
Automobile and truck             28,395    18.97%     24,406    21.16%     18,746    18.03%
Personal loans                    5,947     4.52%      5,163     4.48%      6,329     6.09%
Commercial                        1,660     1.26%        871     0.76%          0     0.00%
Other                             2,246     4.31%      2,498     2.17%      3,284     3.16%
    Total fixed-rate loans      113,988    86.62%     97,803    84.79%     85,267    81.99%

Adjustable-Rate Loans:
Real estate:
  One- to four-family             1,497     1.14%      1,015     0.88%      1,668     1.60%
  Home equity                     4,189     3.18%      4,722     4.09%      5,367     5.16%
Credit cards                     10,394     7.90%     10,955     9.50%     10,920    10.50%
Commercial                        1,335     1.01%        598     0.52%        400     0.38%
Other                               192     0.15%        251     0.22%        374     0.36%
    Total adjustable-rate
      loans                      17,607    13.38%     17,541    15.21%     18,729    18.01%
    Total loans                 131,595   100.00%    115,344   100.00%    103,996   100.00%

Less:
Deferred loan (income) costs, net   (39)                  21                  (22)
Allowance for losses             (1,614)              (1,284)              (1,074)
    Total loans receivable,
      net                      $129,942             $114,081             $102,900

                                               June 30,
                                      1997                 1996
                                Amount    Percent    Amount    Percent
                                        (Dollars in Thousands)
Fixed-Rate Loans:
Real estate:
  One- to four-family          $ 28,675    28.30%    $28,653    30.11%
  Home equity                    16,818    16.60%     13,285    13.96%
  Commercial
Automobile and truck             20,470    20.20%     17,869    18.78%
Signature loans                   9,307     9.19%      9,917    10.42%
Commercial
Other                             4,466     4.41%      4,241     4.46%
    Total fixed-rate loans       79,736    78.69%     73,965    77.72%

Adjustable-Rate Loans:
Real estate:
  One- to four-family             2,754     2.72%      3,069     3.22%
  Home equity                     7,336     7.24%      7,979     8.38%
Credit cards                     10,700    10.56%      9,555    10.04%
Commercial                          237     0.24%
Other                               798     0.79%        599     0.63%
    Total adjustable-rate
      loans                      21,588    21.31%     21,202    22.28%
    Total loans                $101,324   100.00%    $95,167   100.00%

Less:
Deferred loan (income) costs, net    52                   62
Allowance for losses             (1,005)                (558)
    Total loans receivable,
      net                      $100,371              $94,671

     Residential Mortgage Loans

     IGA originates substantially all of its mortgage loans through its retail branch network. IGA generally underwrites one- to four-family loans based on the applicant's employment, credit history and appraised value of the subject property. Presently, IGA lends up to 95% of the appraised value or purchase price for one- to four-family residential loans. For loans with a loan-to-value ratio in excess of 80%, IGA requires the borrowers to obtain private mortgage insurance. As a result, IGA has not experienced any material loss with respect to residential mortgage loans having a loan-to-value ratio greater than 80%. All first mortgage loans require title and hazard insurance, and flood insurance, if necessary, in an amount not less than the value of the property improvements. IGA also requires title insurance on properties securing mortgage loans, in accordance with local practice. All mortgage loans must be approved by the Senior Vice President of Lending and loans exceeding $250,000 must be approved by the President.

     In order to approve a property as security for a loan, IGA requires a satisfactory appraisal by an approved independent appraiser. Independent appraisers must abide by IGA's appraisal policies and must be approved by IGA's Board of Directors.

     IGA currently originates one- to four-family mortgage loans on either a fixed or adjustable basis, as consumer demand dictates. IGA's pricing strategy for mortgage loans includes setting interest rates that are competitive with Fannie Mae and Freddie Mac, other local financial institutions, and IGA's internal needs. Adjustable rate mortgage ("ARM") loans are offered with either a one-year or three-year term to the initial repricing date. After the initial period, the interest rate for each ARM loan generally adjusts annually for the remainder of the term of the loan. IGA uses the United States Treasury Constant Maturity Index to reprice ARM loans. At December 31, 2000, IGA had $50.1 million or 38.0% of its gross loan portfolio in one- to four-family mortgage loans.

     Commercial Loans

     In the past year, IGA has taken steps to expand its commercial real estate and commercial business lending program by adopting a commercial lending policy and hiring staff experienced in this area. IGA believes there is significant opportunity in small business lending due to the consolidation of financial institutions in IGA's market area.

     IGA offers a variety of multi-family and commercial real estate loans. These loans are secured primarily by multi-family dwellings, small retail establishments and small office buildings located in IGA's market areas. IGA may, from time to time, participate in commercial real estate construction loans with other lenders. At December 31, 2000, multi-family and commercial real estate loans totaled $4.5 million or 3.4% of IGA's gross loan portfolio.

     IGA offers commercial business loans in the form of lines of credit and fixed or adjustable rate term loans. These loans are generally secured by commercial assets, the borrower's personal guarantees and/or personal assets. Commercial business loans typically require monthly payments and have maximum maturities of ten years. At December 31, 2000 commercial business loans totaled $3.0 million or 2.3% of our gross loan portfolio.

     Consumer Loans

     IGA offers a variety of consumer loans, including home equity loans, auto loans, credit card loans, unsecured personal loans, and loans secured by a deposit account. At December 31, 2000, consumer loans accounted for $74.0 million or 56.2% of IGA's total loan portfolio. Of this amount, approximately $26.8 million or 38.4% consisted of home equity loans, $28.4 million or 21.6% consisted of automobile loans, $10.4 million or 14.1% consisted of credit card loans and $5.9 million or 8.2% consisted of unsecured personal loans and $2.4 million or 1.9% of other consumer loans.

     Consumer loans generally have shorter terms to maturity, which reduces IGA's exposure to changes in interest rates, and carry higher rates of interest than do one- to four-family residential mortgage loans. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.

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

Asset Quality

     Loan Delinquencies

       When a borrower fails to make a payment on a loan on or before default date, a late charge notice is mailed 15 days after the due date. When the loan is 30 days past due, IGA mails a delinquent notice to the borrower. All delinquent accounts are reviewed by a collection officer, who attempts to cause the delinquency to be cured by contacting the borrower. If the loan becomes 60 days delinquent, the collection officer will generally send a personal letter to the borrower requesting payment of the delinquent amount in full, or the establishment of an acceptable repayment plan to bring the loan current within the next 90 days. If the account becomes 90 days delinquent, and an acceptable repayment plan has not been agreed upon, the collection officer will generally refer the account to legal counsel, with instructions to prepare a notice of intent to foreclose with respect to real estate loans or to a collection agency with respect to other loans. The notice of intent to foreclose allows the borrower up to 30 days to bring the account current. During this 30 day period, the collection officer may accept a written repayment plan from the borrower which would bring the account current within the next 90 days. Once the loan becomes 120 days delinquent, and an acceptable repayment plan has not been agreed upon, the collection officer, after receiving approval from the appropriate officer as designed by IGA's board of directors, will turn over the account to IGA's counsel with instructions to initiate foreclosure.

     The following table sets forth IGA's loan delinquencies by type, by amount and by percentage of type at December 31, 2000.

                                             Loans Delinquent For:
                                   60-89 Days                90 Days and Over          Total Delinquent Loans
                                              Percent                      Percent                      Percent
                                              of Loan                      of Loan                      of Loan
                           Number   Amount   Category   Number   Amount   Category   Number   Amount   Category
                                                          (Dollars in Thousands)
Real Estate:
  One- to four-family         0      $  0      0.00%       1       $51      0.10%       1      $ 51      0.10%

Consumer:
  Home equity                 2        15      0.06%       1         7      0.03%       3        22      0.08%
  Automobile and truck        5        67      0.27%       0         0      0.00%       5        67      0.27%
  Credit card loans          15        32      0.31%       0         0      0.00%      15        32      0.31%
  Commercial                  0         0      0.00%       0         0      0.00%       0         0      0.00%
  Personal loans              5         9      0.15%       0         0      0.00%       5         9      0.15%
  Education                   2        22      0.37%       2        22      0.37%       2        22      0.37%

    Total                    29      $145      0.11%       4       $80      0.04%      31      $201      0.14%

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

     The following table sets forth the amounts and categories of non-performing assets at December 31, 2000, 1999, 1998, and June 30, 1997 and 1996 (prior fiscal year end).

                               December 31,              June 30,
                          2000    1999    1998    1998    1997    1996
                                      (Dollars in Thousands)
Non-accruing loans:
  One- to four-family      $51    $ 73    $ 16    $ 16    $  0    $  0
  Home equity                7      55      64     110     294     194
  Automobile                 0      21      39      40      42      32
  Credit cards               0      11      41      39     174     163
  Personal loans             0       2      10      21     296     149
  Commercial                 0      32       0
  Other                      0       0       0       0       0      12

    Total                  $58    $194    $170    $226    $806    $550

Accruing loans
  delinquent more
  than 90 days:
  One- to four-family        0       0       0       0       0       0
  Home equity                0       0       0       0       0       0
  Automobile                 0       0       0       0       0       0
  Credit cards               0       0       0       0       0       0
  Personal loans             0       0       0       0       0       0
  Other                      0       0       0       0       0       0

    Total                    0       0       0       0       0       0

Foreclosed assets                   17       0       0       0       0

Renegotiated loans           0       0       0       0       0       0

Total non-performing
  assets                   $58    $211    $170    $226    $806    $550

Non-performing assets
  as a percent of
  total loans             0.04%   0.18%   0.16%   0.23%   0.80%   0.98%

Non-performing assets
  as a percent of total
  assets                  0.03%   0.11%   0.10%   0.14%   0.49%   0.34%

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

     The following table sets forth activity in IGA's allowance for loan losses for the periods indicated.

                                                     Year Ended
                                      December 31,               June 30,
                                     2000      1999      1998      1997      1996
                                                (Dollars in Thousands)
Balance at beginning of
  period                           $1,284    $1,074    $ 1,005    $  558     $ 915

Charge-offs:
  Real estate                          13        15         36         0         0
  Credit cards                        149       216        479       208       260
  Other consumer loans                231       212        757       282       561
                                      393       443      1,272       490       821

Recoveries:
  Real estate                           4         0          0         0         0
  Credit cards                         54        52          0         0         0
  Other consumer loans                 80        81        177        90       109
                                      138       133        177        90       109

Net charge-offs                      (255)     (310)    (1,095)     (400)     (712)
Additions charged to operations       585       520      1,038       847       355
Balance at end of period           $1,614    $1,284    $   948    $1,005     $ 558

Ratio of net charge-offs during
  the period to average loans
  outstanding during the period      0.21%     0.28%      1.10%     0.40%     0.81%

Ratio of net charge-offs during
  the period to average
  non-performing assets            439.66%   146.92%    212.21%    59.00%   138.93%


     The following table sets forth the distribution of IGA's allowance for loan losses for the years ended December 31, 2000, 1999, 1998, and June 30, 1997 and 1996 (prior fiscal year end).

                                                                     December 31,
                                       2000                              1999                              1998
                                                 Percent                           Percent                           Percent
                                                of Loans                          of Loans                          of Loans
                           Amount      Loan      in Each     Amount      Loan      in Each     Amount      Loan      in Each
                          of Loan     Amounts   Category    of Loan     Amounts   Category    of Loan     Amounts   Category
                            Loss        by      to Total      Loss        by      to Total      Loss        by      to Total
                         Allowance   Category     Loans    Allowance   Category     Loans    Allowance   Category     Loans
                                                                (Dollars in Thousands)
One- to four-family        $  401    $ 50,103     38.06%     $  342    $ 43,434     37.66%     $    7    $ 40,114     38.57%
Commercial R/E             $   45    $  4,523      3.44%     $   30    $  2,996      2.60%     $    0    $  1,408      1.35%
Home equity                   203    $ 26,800     20.37%        193      24,172     20.96%        211    $ 22,421     21.56%
Automobile                    262    $ 28,395     21.58%        239      24,406     21.16%         36    $ 18,746     18.03%
Credit cards                  171    $ 10,395      7.90%        196      10,955      9.50%        128    $ 10,920     10.50%
Personal loans                127    $  5,947      4.52%        103       5,414      4.69%        276    $  6,329      6.09%
Other                          18    $  2,437      1.85%         16       2,498      2.17%          0    $  3,658      3.52%
Commercial                     31    $  2,995      2.28%        121       1,469      1.27%          0    $    400      0.38%
Unallocated                   356           0      0.00%         44           0      0.00%        416    $      0      0.00%

    Total                  $1,614    $131,595    100.00%     $1,284    $115,344    100.00%     $1,074    $103,996    100.00%

                                                      June 30,
                                       1997                              1996
                                                 Percent                           Percent
                                                of Loans                          of Loans
                           Amount      Loan      in Each     Amount      Loan      in Each
                          of Loan     Amounts   Category    of Loan     Amounts   Category
                            Loss        by      to Total      Loss        by      to Total
                         Allowance   Category     Loans    Allowance   Category     Loans
                                               (Dollars in Thousands)
One- to four-family        $   11    $ 35,799     36.33%     $    5    $ 31,429     31.02%
Commercial R/E                  0           0      0.00%
Home equity                    59      23,174     23.52%        198      24,154     23.84%
Automobile                     26      18,844     19.12%         34      20,470     20.20%
Credit cards                   69      10,269     10.42%        120      10,700     10.56%
Personal loans                 35       6,577      6.67%        258       9,307      9.19%
Other                           0       3,871      3.93%          0       5,264      5.20%
Commercial                      0           0      0.00%
Unallocated                   748           0      0.00%        390           -      0.00%

    Total                  $  948    $ 98,534    100.00%     $1,005    $101,324    100.00%

     Investment Securities

     IGA utilizes its investment securities portfolio to manage its liquidity and interest rate risk. For this reason, IGA's investment securities portfolio is classified as both available for sale and held to maturity.

     The investment policy of IGA and classification of securities are established by its Board of Directors. It is based on its asset and liability management goals and is designed to provide for a portfolio of high quality liquid investments which optimize interest income. All or a portion of IGA's investment securities portfolio may be utilized to collateralize borrowings from the FHLB or repurchase agreements.

     The following tables set forth the carrying value of IGA's available-for-sale and held-to-maturity securities at December 31, 2000, 1999 and 1998.

                                                             December 31,
                                            2000                 1999                 1998
                                     Carrying    % of     Carrying    % of     Carrying    % of
                                       Value     Total      Value     Total      Value     Total
                                                        (Dollars in Thousands)
Securities held-to-maturity
Mortgage-backed securities             $2,841    49.00%     $4,314     7.87%     $6,634    15.30%
Securities available-for-sale
  U.S. Government and agency
    obligations                         1,910    33.00%     36,023    65.75%     23,824    54.93%
  Municipal securities                      0     0.00%      4,760     8.69%      4,902    11.30%
  FHLB Stock                            1,000    18.00%        834     1.52%        834     1.91%
  Mortgage-backed securities               12     0.01%      8,859    16.17%     10,176    23.46%
    Total investments                  $5,763   100.00%    $54,790   100.00%    $43,370   100.00%

     The following table sets forth the composition of IGA's mortgage-backed securities at the dates indicated.

                                                             December 31,
                                            2000                 1999                 1998
                                     Carrying    % of     Carrying    % of     Carrying    % of
                                       Value     Total      Value     Total      Value     Total
                                                        (Dollars in Thousands)
Mortgage-backed securities held-
  to-maturity:
  GNMA                                $1,619     56.80%    $ 1,954    11.68%    $ 2,480    12.81%
  FNMA                                   221      7.75%        363     2.17%        537     2.77%
  FHLMC                                    0      0.00%          0     0.00%          0     0.00%
  CMOs                                 1,001     35.06%      1,997    11.94%      3,617    18.69%
                                       2,841     99.61%      4,314    25.79%      6,634    34.28%

Mortgage-backed securities
  available-for-sale:
  FNMA                                     0      0.00%      3,765    22.51%      5,826    30.10%
  FHLMC                                   12      0.39%        620     3.71%      1,270     6.56%
  GNMA                                     0      0.00%      2,156    12.89%          0     0.00%
  SBA                                      0      0.00%      3,554    21.25%      2,542
  CMOs                                     0      0.00%      2,318    13.86%      3,081    15.92%
                                          12      0.39%     12,413    74.21%     12,719    65.72%
    Total mortgage-backed
      securities                      $2,853    100.00%    $16,727   100.00%    $19,353   100.00%

     The following table sets forth the contractual maturities and weighted-average yield of IGA's investment securities at December 31, 2000.

                            Less Than   1 to 3   3 to 10   Over 10
                              1 Year     Years    Years     Years     Total
                                        (Dollars in Thousands)
Securities held-to-
  maturity                         0      221        33     2,198      2,452
Securities available-for-
  sale                             0       12     1,910                1,922
  Total                      $     0     $233    $1,943    $2,198    $ 4,374

Weighted-average yield          0.00%    5.70%     5.69%     6.19%      6.39%

     On December 14, 1999, Jade invested $2,500,000 in a two year convertible debenture issued by ZipFinancial.com, Inc., doing business as BankZip, a start-up Internet banking company for community banks. The debenture was convertible into 1 million shares of common stock upon the earlier of an initial public offering by BankZip or the day prior to the maturity date. The total capitalization of BankZip was $13.9 million. Jade established an equity account valuation reserve pursuant to SFAS 115 of 50% or $1.25 million while BankZip sought additional financing. Because the company has not raised sufficient additional capital, and has ceased operations, Jade has elected to write off this investment as of December 31, 2000 and take an after-tax charge to earnings of $1.5 million.

     Sources of Funds

     IGA's sources of funds are deposits, payment of principal and interest on loans, interest earned on or maturation of other investment securities and short-term investments, and funds provided from operations.

     IGA offers a variety of deposit accounts having a wide range of interest rates and terms. IGA's deposits consist of checking accounts, savings accounts, money market deposit accounts, and certificate of deposit accounts currently ranging in terms from 91 days to five years. IGA only solicits deposits from its market area and does not use brokers to obtain deposits. IGA primarily relies on competitive pricing policies, advertising and customer service to attract and retain these deposits.

     The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, and competition.

     IGA attracts deposits from new customers primarily by offering a wide variety of services and accounts, competitive interest rates and convenient service hours. IGA has become more susceptible to short-term fluctuations in deposit flow, as customers have become more interest rate conscious. IGA endeavors to manage the pricing of its deposits in keeping with its asset/liability management, liquidity and profitability objectives. Based on IGA's experience, management believes that IGA's savings and checking accounts are relatively stable sources of funds. However, IGA's ability to attract and maintain certificates of deposit and the rates paid on these deposits has been and will continue to be significantly affected by market conditions.

     The following table sets forth the deposit flows at IGA for the twelve months ended December 31, 2000, 1999 and for the twelve months ended June 30, 1998 (previous fiscal year end).

                               Year Ended        Year Ended
                              December 31,        June 30,
                             2000       1999        1998
                              (Dollars in Thousands)

Beginning balance         $156,124   $154,888      $143,934
Net increase (decrease)
  before interest
  credited                   4,744     (4,144)        8,192
Interest credited            5,393      5,380         2,762

Ending balance            $166,261   $156,124      $154,888

Net increase (decrease)   $ 10,137   $  1,236      $ 10,954

     The following table sets forth the dollar amount of savings deposits in the various type of deposit programs IGA offered at December 31, 2000, 1999 and 1998.

                                                            December 31,
                                          2000                  1999                  1998
                                              Percent               Percent               Percent
                                   Amount    of Total    Amount    of Total    Amount    of Total
                                                     (Dollars in Thousands)
Transaction Accounts:
  Savings accounts                $ 66,777     40.16%   $ 68,615     43.95%   $ 70,281     45.38%
  Checking accounts                 12,175      7.32%      9,600      6.15%     10,526      6.80%
  Money market accounts             11,969      7.20%      9,757      6.25%      9,265      5.98%
Total non-certificates              90,921     54.69%     87,972     56.35%     90,072     58.15%

Certificates:
  3.00 - 3.99%                          31      0.02%        693      0.44%      1,622      1.05%
  4.00 - 4.99%                       3,572      2.15%     29,777     19.07%     11,171      7.21%
  5.00 - 5.99%                      19,024     11.44%     19,691     12.61%     41,900     27.05%
  6.00 - 6.99%                      43,368     26.08%     16,492     10.56%      8,608      5.56%
  7.00 - 7.99%                       9,345      5.62%      1,499      0.96%      1,515      0.98%
    Total certificates              75,340     45.31%     68,152     43.65%     64,816     41.85%

    Total deposits                $166,261    100.00%   $156,124    100.00%   $154,888    100.00%


     The following table shows rate and maturity information for IGA's Certificates of Deposit at December 31, 2000.

                    Less Than    1 to 2    2 to 3   3 to 4   4 to 5
                      1 Year      Years     Years    Years    Years    Total
                                          (In Thousands)
3.00 - 3.99%         $    24    $     2   $     0     $0       $ 5    $ 1,622
4.00 - 4.99%           3,512         27         0      0        20      3,559
5.00 - 5.99%          17,010      1,636       293      0         0     18,939
6.00 - 6.99%          29,322     13,100       746      0         5     43,173
7.00 - 7.99%              75        360     8,864      0         0      9,638

  Total certificates
   of deposit        $49,943    $15,125    $9,903     $0       $30    $75,340

     The following table presents the amount of our certificates of deposit of $100,000 or more by the time remaining until maturity at December 31, 2000.

             Maturity                        Amount
                                         (In Thousands)
         Three months or less               $ 4,387
         3 to 6 months                          948
         6 to 12 months                       1,861
         Over 12 months                       3,547
           Total                            $10,743

     Borrowings

     IGA is a member of the Federal Home Loan Bank of Pittsburgh. As a member of the Federal Home Loan Bank of Pittsburgh ("FHLB"), IGA is eligible to obtain advances from the FHLB upon the security of the FHLB common stock IGA owns, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several different credit programs, each of which has its won interest rate and range of maturities. FHLB advances are generally available to meet seasonal demand and other withdrawals of deposit accounts and to expand lending, as well as to aid the efforts of member to establish better asset and liability management through the extension of maturities of liabilities. At December 31, 2000, FHLB borrowings totaled $18.0 million compared to $15.0 million at December 31, 1999.

Capital Adequacy

     IGA is required to maintain minimum ratios of Tier I and risk based capital to total "risk weighted " assets and a minimum Tier I leverage ratio, as defined by the banking regulators. At December 31, 2000, IGA was required to have minimum Tier I and risk based capital ratios of 4.0% and 8.0%, respectively, and a minimum core capital ratio of 4.0%. IGA's actual Tier I and risk based ratios at December 31, 2000 were 16.0% and 17.2%, respectively, and IGA's core capital was 16.0%. These ratios exceed the requirements for classification as a "well-capitalized" institution, the industry's highest capital category. Following are IGA's risk based capital ratios at December 31, 2000 and December 31, 1999 (dollars in 000's):

                                                                For Capital
                                                                  Adequacy
                                                              Purposes and to
                                                               be Adequately
                                                                Capitalized
                                                             under the Prompt
                                                            Corrective Action
                                               Actual           Provisions
                                          Amount    Ratio    Amount    Ratio
                                                 (Dollars in Thousands)
As of December 31, 2000:
  Total Risk-Based Capital
  (to Risk-Weighted Assets)              $23,160   17.20%   $10,772     8.0%
  Tier I Capital
    (to Risk-Weighted Assets)             21,546   16.00      5,387     4.0
  Tier I Capital
    (to Adjusted Total Assets)            21,546   10.14      8,499     4.0
  Tangible Capital
    (to Adjusted Total Assets)            21,546   10.14      3,187     1.5

As of December 31, 1999:
  Total Risk-Based Capital
   (to Risk-Weighted Assets)              $23,975   20.35%    $9,425    8.0%
  Tier I Capital
    (to Risk-Weighted Assets)              22,691   19.26      4,713    4.0
  Tier I Capital
    (to Adjusted Total Assets)             22,691   11.4       7,692    4.0
  Tangible Capital
    (to Adjusted Total Assets)             22,691   11.4       2,986    1.5

Impact of New Financial Accounting Standards

     FASB Statement on Accounting for Derivative Instruments and Hedging Activities. In June 1998, the FASB issued SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts (collectively referred to as "derivatives") and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure of variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Jade has no activity subject to SFAS 133.

     FASB Statement on Accounting for Mortgage-backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. In October 1998, the FASB issued SFAS No. 134 which changes the way mortgage banking firms account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. Under current practice, a bank that securitizes credit card receivables has a choice in how it classifies any retained securities based on its intent and ability to hold or sell those investments. SFAS No. 134 gives mortgage banking firms the opportunity to apply the same intent-based accounting that is applied by other companies. SFAS No. 134 is effective for the fiscal quarter beginning after December 15, 1998.
The adoption of SFAS No. 134 has not had a material impact on Jade's financial condition or results of operations.

Item 7
                    Financial Statements

     The consolidated financial statements of Jade are incorporated by reference to Exhibit 99 filed herewith.

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

                                                                      Term of
                                       Position(s)         Director    Office
Name                       Age(1)   Held with Jade(2)        Since    Expires
John J. O'Connell            65     Director, Chairman       1999       2002
                                      of the Board, Chief
                                      Executive Officer
Mario L. Incollingo, Jr.     62     Director, President
                                      and Chief Operating    1999       2001
                                      Officer
Frances J. Moran             57     Director                 1999       2001

Edward D. McBride            49     Director                 1999       2000

Dennis P. Wesley             48     Director                 1999       2002

__________________

(1)  As of December 31, 2000

     The business experience of each director for at least the past five years is set forth below.

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

     Pursuant to Securities and Exchange Commission regulations, Jade is required to identify the names of persons who failed to file or filed a late report required under Section 16(a) of the Exchange Act of 1934, as amended. Generally, the reporting regulations under Section 16(a) require directors and executive officers to report changes in their ownership in Jade's stock. Based on Jade's review of copies of such reports received or written representations from certain directors and executive officers, Jade believes that, during the fiscal year ended December 31, 2000, all executive officers, directors and control persons were complied with their
Section 16(a) filing requirements.

Item 10

                    Executive Compensation

     The executive officers of Jade have received no compensation from Jade since its formation. The following table sets forth information regarding the compensation of Mr. Incollingo, President and Chief Executive Officer of IGA and Mr. John J. O'Connell, Chairman of the Board of IGA, for each of the fiscal years ended December 31, 2000, 1999 and 1998. The amounts below represent the aggregate compensation. No other executive officer of IGA received compensation in excess of $100,000 for the fiscal year ended December 31, 2000, 1999 and 1998.

                  Summary Compensation Table(1)


                                                         Annual Compensation
                                                                                 All Other
                                                          Salary               Compensation
Name and Principal                                          ($)                     ($)
Position                                   Year(1)        (2)(3)    Bonus($)     (4)(5)(6)

John J. O'Connell                    December 31, 2000   $175,000    $35,000      $17,934
  Chairman and CEO                   December 31, 1999   $150,000    $     0      $19,369
                                     December 31, 1998   $109,268    $20,000      $14,891

Mario L. Incollingo, Jr.             December 31, 2000   $175,000    $35,000      $50,656
  President and COO                  December 31, 1999   $150,000    $35,000      $53,994
                                     December 31, 1998   $131,823    $20,000      $52,043

(1) Compensation for all years reflected is compensation received as executives of IGA only.

(2) Includes amounts which were deferred pursuant to IGA's 401(k) plan. Under the 401(k) plan, employees who elect to participate may elect to have earnings reduced and to cause the amount of such reduction to be contributed to the 401(k) plan's related trust in an amount up to 15% of earnings. Any employee who has completed 1 year of service and attained the age of 21 is eligible to participate in the 401(k) plan.

(3) IGA provided other benefits to Messrs. Incollingo and O'Connell in connection with their employment. The value of such personal benefits, which is not directly related to job performance, is not included in the table above because the value of such benefits does not exceed the lesser of $50,000 or 10% of the salary and bonus paid to them.

(4)  Includes $3,994, $5,500, $5,500 and $3,549 contributed by
     IGA under IGA's 401(k) plan for the benefit of Mr. Incollingo in fiscal years ended December 31, 2000, 1999, 1998 and June 30, 1998, respectively. IGA makes a matching contribution equal to 100% of the employee's salary reduction up to a maximum of 3% of the employee's salary. Mr. O'Connell received a matching contribution of $4,053, $5,500 and $4,552 attributed to his account in IGA's 401(k) for the fiscal year ended December 31, 2000 and December 31, 1999 and 1998, respectively.

(5) Includes $36,494 of insurance premiums paid by IGA in the three fiscal years ended December 31, 2000, 1999, and 1998 with respect to a split dollar term life insurance policy for Mr. Incollingo. Mr. O'Connell received $15,618, $14,827, and $14,891 for the fiscal years ended December 31, 2000, 1999, and 1998 with respect to a term life insurance policy.

(6) Includes $12,000 of deferred compensation paid by IGA in each of the three fiscal years ended December 31, 2000, 1999, and 1998 under a deferred compensation agreement for Mr. Incollingo.

Item 11

  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information furnished to Jade as of December 31, 2000, with respect to the beneficial ownership of common stock by (i) each shareholder known to Jade to be the beneficial owner of five percent (5%) or more of the outstanding shares of common stock; (ii) each director of Jade; (iii) the executive officers named in the Summary Compensation Table and (iv) all current executive officers and directors as a group. Except as indicated in the footnotes to the table, the persons and entities named have sole voting and investment power with respect to all shares of common stock of which they are the respective beneficial owners.

Name and Address(a)              Amount and Nature    Percent
       of                                of              of
Beneficial Owner(b)            Beneficial Ownership   Class(c)

5% Shareholders

Lawrence B. Seidman
100 Misty Lane
Parsippany, NJ  07054                 103,950           5.50%

Warren A. Mackey                      187,200           9.99%
Arles Advisors, Inc.
767 5th Ave. 5th Floor
New York, NY  10155

Directors/Executive Officers

John J. O'Connell                      37,500           2.00%

Mario L. Incollingo, Jr.               25,000           1.33%

Edward D. McBride                      10,000             *

Francis J. Moran                        9,375             *

Dennis P. Wesley                        1,250             *

All Current Directors                  83,125           4.45%
and Executive Officers
as a Group (6 persons)(i)
*Less than 1%

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

Item 12

          Certain Relationships and Related Transactions

     In September, 1999, Mr. John J. O'Connell, Chairman of the Board and Chief Executive Officer, borrowed $240,000 secured by a first mortgage on his principal residence at a rate of 6.875% for a term of 30 years. In June, 1999, Mr. Mario L. Incollingo, Jr., President and Chief Operating Officer borrowed $40,000 at a rate of 6.95% for a term of 5 years. The loan is a home equity loan secured by liens on Mr. Incollingo's personal residence. In June, 1999, Mr. and Mrs. Jason Wainstein, daughter and son-in-law of Mario L. Incollingo, borrowed $142,000 secured by a first mortgage on their principal residence at a rate of 7.25% for a term of 30 years. In September 2000, Mr. Clyde Warden, Director, borrowed amounts of $20,957 at a rate of 7.99% for a term of 4 years and $48,791 at a rate of 8.75% for a term of 15 years, the latter being a home equity loan secured by a lien.

Item 13

                 Exhibits and Reports on Form 8-K

a.  Exhibits

     The following exhibits are filed herewith or incorporated by reference herein as part of this Annual Report:

Exhibit   Title

   2.1 Plan of Conversion (incorporated by reference to the Registration Statement on Form SB-2, File No. 333-
          80183, filed on June 8, 1999.)

   2.2    Agreement and Plan of Reorganization among PSB
          Bancorp, Inc., PSB Merger Sub, Inc. and Jade
          Financial Corp.*

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

  21      Subsidiaries of Jade Financial Corp.

  99      Consolidated Financial Statements*

 ---------------
*    Filed herewith.
**   Compensatory Plan

b.  Reports on Form 8-K

          Jade did not file any reports on Form 8-K in the last quarter of 2000.



                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Feasterville, Commonwealth of Pennsylvania, on April 2, 2001.

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

    Signature                  Capacity                  Date

/s/ John J. O'Connell         Director and        April 2, 2001
John J. O'Connell             Chairman of the
                              Board, Chief
                              Executive Officer
                              (Principal
                              Executive Officer)

/s/ Mario L. Incollingo, Jr.  Director,          April 2, 2001
Mario L. Incollingo, Jr.      President and
                              Chief Operating
                              Officer

/s/ Edward D. McBride         Director           April 2, 2001
Edward D. McBride

/s/ Francis J. Moran          Director           April 2, 2001
Francis J. Moran

/s/ Dennis P. Wesley     ___  Director           April 2, 2001
Dennis P. Wesley



                          EXHIBIT INDEX

Number   Title

  2.1 Plan of Conversion (incorporated by reference to the Registration Statement on Form SB-2, File No. 333-
         80183, filed on June 8, 1999.)

  2.2    Agreement and Plan of Reorganization among PSB
         Bancorp, Inc., PSB Merger Sub, Inc. and Jade
         Financial Corp.*

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

  21     Subsidiaries of Jade Financial Corp.

  99     Consolidated Financial Statements*

 ---------------
*    Filed herewith.
**   Compensatory Plan