Form 10QSB
period 2001-03-31
JADE FINANCIAL CORP
filed 2001-05-15
CIK 1087146

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                          FORM 10-QSB

Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended
March 31, 2001.


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

Outstanding Shares Common Stock      Number of Shares Outstanding
        ($.01 Par Value)                       1,872,923
        (Title of Class)                (as of March 31, 2001)



                            TABLE OF CONTENTS

PART 1.   FINANCIAL INFORMATION

          Financial Statements (Unaudited)

          Consolidated Statement of Financial Condition as of March 31, 2001 and December 31, 2000

          Consolidated Statement of Income for the Three
            Months Ended March 31, 2001 and 2000.

          Consolidated Statement of Cash Flows for the
            Three Months Ended March 31, 2001 and 2000.

          Notes to Consolidated Financial Statements

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Change in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security
            Holders

Item 5.   Other information

PART III. SIGNATURES



PART 1.  FINANCIAL STATEMENTS

                       JADE FINANCIAL CORP.
          Consolidated Statement of Financial Condition

                                         March 31,   December 31,
                                            2001         2000
                                        (Unaudited)    (Audited)
                                              (In Thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks                  $  2,674      $  5,012
Interest bearing deposits in other
  financial institutions                    1,173           217
Federal funds                              29,004        55,630
Restricted cash                                 0             0
    Total cash and cash equivalents      $ 32,851      $ 60,859

Investment securities, available-for-
  sale                                      1,960         1,910
Mortgage-backed securities available-
  for-sale                                 24,866            11
Investment securities held-to-maturity          0             0
Mortgage-backed securities held-to-
  maturity (fair value of $3,820 and
  $3,820)                                   2,540         2,841

Allowance for investment losses                 0             0
Loans receivable, net                     129,169       129,942
Property, equipment and leasehold
  improvements, net of accumulated
  depreciation                              2,603         2,809
Federal Home Loan Bank stock, at cost       1,000         1,000
Accrued interest receivable                   753           609
Other real estate owned (OREO)                  0             0
Reorganization costs, net                     112           122
Bank owned life insurance (BOLI)           10,701        10,557
Deferred tax asset, net                     1,951         1,718
Prepaid expenses and other assets           3,080         1,361

      TOTAL ASSETS                       $211,586      $213,739

LIABILITIES AND EQUITY

LIABILITIES:
Deposits                                 $181,783      $166,261
Advances from Federal Home Loan Bank            0        18,000
Advances from borrowers for taxes             673           730
Accounts payable and accrued expenses         433           884
    Total liabilities                    $182,889      $185,875

EQUITY:
Common stock, $.01 par value,
  1,872,923 shares issued and
  outstanding at March 31, 2001                19            19
Additional paid-in capital                 14,119        14,189
Contra equity - unearned common stock
  acquired by the Employee Stock
  Ownership Plan                             (899)         (928)

Commitments and contingencies
  (Note 16)                                     0             0
Retained earnings, (See Notes 11 and
  12)                                      15,240        14,644
Accumulated other comprehensive
  income (loss)                               218           (60)
    Total equity                         $ 28,697      $ 27,864

    TOTAL LIABILITIES AND EQUITY         $211,586      $213,739



                       JADE FINANCIAL CORP.
                 CONSOLIDATED STATEMENT OF INCOME

                                               Three months ended
                                                     March 31,
                                                2001        2000
                                                   (Unaudited)
                                                 (In thousands)
INTEREST INCOME:
  Interest on loans                            $2,679     $2,361
  Investment and mortgage-backed securities       345        875
  Interest-earning deposits                        15          7
  Federal funds                                   427        100
    Total interest income                      $3,466     $3,343

INTEREST EXPENSE:
  Interest on deposits                         $1,746     $1,361
  Interest on borrowed funds                       31        205
    Total interest expense                     $1,777     $1,566

      Net Interest Income                      $1,689     $1,777

PROVISION FOR POSSIBLE LOAN LOSSES                125        315

    Net interest income after provision for
      possible loan losses                     $1,564     $1,462

NONINTEREST INCOME:
  Loan fees                                    $   29     $   12
  Service charges                                 124        134
  Other income                                    354        297
  Security/other gains or losses                    1          0
    Total noninterest income                   $  508     $  443

NONINTEREST EXPENSES:
  Compensation and employee benefits           $  871     $  917
  Office and occupancy costs                      504        441
  Printing and Postage                            166         62
  Loan servicing                                   31         31
  Professional fees                                71         78
  Bank and MAC charges                             86        165
  Advertising, marketing and promotions            16         47
  Insurance expense                                37         11

    Total noninterest expenses                 $1,782     $1,752

INCOME BEFORE PROVISION FOR INCOME TAXES       $  290     $  153
  Provision for federal and state income
    taxes
    Current                                         -         98
    Deferred                                        -        (85)
       Total income tax provision              $    -     $   13

NET INCOME                                     $  290     $  140



                       JADE FINANCIAL CORP
               CONSOLIDATED STATEMENT OF CASH FLOWS
         Increase (Decrease) in Cash and Cash Equivalents

                                                          Three Months Ended
                                                        March 31,    March 31,
                                                           2001         2000
                                                             (Unaudited)
                                                        (Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $    290      $   140
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Amortization of premium/discount on investments
      and mortgage-backed securities                           7           24
    Depreciation and amortization                            166          108
    (Gain) loss on sale of investment securities               -            -
    (Premium) discount on first mortgage sales                 -            -
    (Gain) loss on sale/disposal of asset                     (1)           -
    Provision for losses on loans                            125          315
    Change in assets and liabilities:
      (Increase) decrease in deferred tax asset             (128)        (130)
      (Increase) decrease in accrued interest
         receivable                                         (145)        (296)
      (Increase) decrease in BOLI asset                     (144)        (131)
      (Increase) decrease in prepaid expenses and
        other assets                                      (1,629)        (296)
      Increase (decrease) in accounts payable and
        accrued expenses                                    (378)         (59)

    Net cash provided by operating activities             (1,837)        (325)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of FHLB Stock                                       -            -
  Purchase of investment securities, available-
    for-sale                                             (25,073)      (1,000)
  Sales of investment securities, available-for-sale           -            -
  Mortgage-backed security purchases, available
    for sale                                                   -            -
  Mortgage-backed security sales                               -            -
  Mortgage-backed security maturities and principal
    repayments                                               691        1,197
  Maturities and principal repayments of investment
    securities,  available-for-sale                                       527
  (Increase) decrease in total loans receivable, net         773       (2,503)
  Proceeds from sale of real estate owned net of
    expenses                                                   -
  Proceeds from sale of loans                                  -            -
  Proceeds from sale of equipment                              -            -
  Capital expenditures                                       (28)        (129)
  Decrease in Share Insurance Fund                             0            0

    Net cash provided by (used in) investing
      activities                                         (23,637)      (1,908)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in deposits, net                  $ 15,522      $12,024
  Net increase(decrease) in advances FHLB                (18,000)           -
  Net increase(decrease) in advances for borrowers           (56)          60

    Net cash provided by (used in) financing
      activities                                          (2,534)      12,084

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:    (28,008)       9,851

  Cash and cash equivalents, beginning of period          60,859       13,242

CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 32,851      $23,093

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the period for:
    Interest on deposits and borrowings                 $  1,777      $ 1,566
    Income taxes                                               -            -



                      Jade Financial Corp.
         CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                         (IN THOUSANDS)

                                               Three Months Ended
                                                    March 31,
                                               2001          2000
                                                  (unaudited)

Net income                                     $290         $140
Other comprehensive income, net if tax:

  Accumulated comprehensive gain (loss)
    investments available for sale              218          (60)

Other comprehensive income                      218          (60)

Comprehensive Income                            508           80



                       JADE FINANCIAL CORP.

        Notes To Consolidated Financial Statements
                       (UNAUDITED)

1.   BASIS OF PRESENTATION:

     JADE Financial Corp. (the "Holding Company") was incorporated under Pennsylvania law in July 1998 by IGA Federal Savings (the "Company")in connection with the conversion of the Company from a savings institution to a federally chartered capital stock savings bank, the issuance of the Company's stock to the Holding Company and the offer and sale of the Holding Company's common stock by the Holding Company (the "Conversion"). Upon consummation of the Conversion on October 4, 1999, the Holding Company became the holding company for the Company. See
Note 2 for a more detailed description of the mutual to stock conversion.

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

     The results of operations for the three months ended
March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000, contained in the Holding Company's Form 10-KSB filed with the Securities Exchange Commission on April 2, 2001.

2.     CONVERSION TO CAPITAL STOCK FORM OF OWNERSHIP:

     On May 26, 1999, the Board of Directors of the Company adopted a Plan of Conversion to convert from a federal mutual savings bank to a federal capital stock savings bank. The conversion was accomplished through the formation of the Holding Company in July 1998, the adoption of a federal stock charter, and the sale of all of the Company's stock to the Holding Company on October 4, 1999.

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

3.     EARNINGS PER COMMON SHARE:

     Presented below is information with respect to the calculation of basic and diluted earnings per share for the three months ended March 31, 2001.

                                               Three Months Ended
                                                 March 31, 2001

Net income                                         $  290,000
Weighted average number of common shares
  outstanding                                       1,872,923
Average ESOP shares not committed
  to be released                                     (116,004)
Weighted average number of common shares
  outstanding for basic earnings per share
  computation purposes                              1,756,919
Dilutive effects of employee stock options                  0
Weighted average shares and common share
  equivalents                                       1,756,919

Basic earnings per share                           $     0.17
Diluted earnings per share                         $     0.17

4.     COMPREHENSIVE INCOME:

     Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, was effective for the Company for the year beginning July 1, 1998, and establishes reporting and display of comprehensive income in the financial statements. Comprehensive income represents net earnings and certain amounts reported directly in stockholders' equity, such as the net unrealized gain or loss on available-for-sale securities. The Bank adopted SFAS No. 130 effective June 30, 1998.

     The Company's comprehensive income for the three months ended March 31, 2001 is as follows:

                                              Three Months Ended
                                              September 30, 2001

Net income                                         $290,000
Unrealized holding gains (losses)
  arising during the period net
  of tax effect                                     218,000

Comprehensive Income                               $508,000

6.    NEW ACCOUNTING STANDARDS:

     SFAS No. 133, Accounting for Derivative Instruments and
Hedging Activities, is effective for the Bank for years beginning
July 1, 1999. The Holding Company currently has no activity subject to SFAS 133.

     In October 1998, the FASB issued SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held-for-Sale by a Mortgage Banking Enterprise. SFAS No. 134 changes the way mortgage banking firms account for certain securities and other interests they retain after securitizing mortgage loans that were held-for-sale. Under current practice, a bank that securitizes credit card receivables has a choice in how it classifies any retained securities based on its intent and ability to hold or sell those investments.
SFAS No. 134 gives the mortgage banking firms the opportunity to apply the same intent-based accounting that is applied by other companies. SFAS No. 134 was effective for the fiscal quarter beginning after December 15, 1998. The implementation of SFAS No. 134 did not have a material impact on the Holding Company's financial condition or results of operations.



                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth certain selected financial ratios for the Company at or for the periods ended March 31, 2001 and 2000:

                 SELECTED FINANCIAL RATIOS

                                                 At or for the
                                              Three months ended
                                                  March 31,
                                               2001        2000
Selected Financial Condition Data:
Performance Ratios:(1)
  Return on assets (ratio of net income
    to average total assets)                    0.58%       0.28%
  Return on equity (ratio of net income
    to average equity)                          4.13%       2.09%
  Earnings per common share                   $ 0.17       $ 0.08
  Interest rate spread(2)                       3.38%       3.77%
  Net interest margin(3)                        3.56%       3.96%
  Operating expenses to average total
    assets                                      3.54%       3.52%
  Average interest-earning assets to
    average interest-bearing liabilities      104.36%     105.45%

Asset Quality Ratios:
  Non-performing assets to total assets
   at end of period                             0.03%       0.05%
  Allowance for loan losses to non-
    performing assets                          31.13%      13.86%
  Allowance for loan losses to gross
    loans receivable                            1.28%       1.32%

Capital Ratios:
  Equity to total assets at end of period      13.56%      13.47%
  Average equity to average assets             13.93%      13.47%
  Book value per share                        $15.32      $14.59

Other Data:
  Number of full service offices                   5           5

(1) Ratios for the three month period are annualized where appropriate.

(2) Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.

(3) Net interest income as a percentage of average interest-earning assets.



                COMPARISON OF FINANCIAL CONDITION
             AT MARCH 31, 2001 AND DECEMBER 31, 2000

     Our total assets decreased $2.1 million from $213.7 million to $211.6 million or .98% from December 31, 2000 to March 31, 2001. Our total liabilities decreased $3.0 million from $185.9 million to $182.9 million or 1.61% from December 31, 2000 to March 31, 2001. We had no borrowings from the Federal Home Loan Bank as of March 31, 2001. The decreased assets and liabilities at March 31, 2001 compared to December 31, 2000 is a result of the pay-off of the Bank's Federal Home Loan Bank advances.

     Total loans decreased from $131.6 million to $130.8 million or .61% from December 31, 2000 to March 31, 2001. The decrease was primarily the result of a decrease in average balances in home equity, automobile and credit card loans, as illustrated by the following loan composition table:

                                  At March 31,        At December 31,
                                      2001                 2000
                                Amount    Percent    Amount    Percent   Variance   % Change
Real Estate Loans:
One- to four-family            $ 50,372    38.51%   $ 50,103    38.07%    $   269      0.54%
Commercial                        4,971     3.80       4,523     3.44         448      9.90
  Total real estate loans        55,343    42.31      54,626    41.51         717      1.31

Consumer Loans:
Home equity                      26,528    20.28      26,800    20.37%       (272)    -1.01
Automobile                       27,978    21.39      28,395    21.58        (417)    -1.47
Credit cards                      9,150     7.00      10,395     7.90      (1,245)   -11.98
Personal loans                    6,095     4.66       5,947     4.52         148      2.49
Other                             2,384     1.84       2,437     1.85         (53)    -2.17
Commercial                        3,307     2.53       2,995     2.28         312     10.42

  Total consumer loans           75,442    57.69      76,969    58.49     $(1,527)    -1.98

  Total loans                  $130,785   100.00%    131,595   100.00%    $  (810)    -0.67

Less:
Deferred fees and discounts          65                  (39)
Allowance for losses             (1,681)              (1,614)
  Total loans receivable,
    net                        $129,169             $129,942

     Our total equity increased from $27.9 million to $28.7 million or 2.9% from December 31, 2000 to March 31, 2001 due to an increase in retained earnings and other comprehensive income from gains on the sale of investments.

Asset Quality

     The following table sets forth non-performing assets as of March 31, 2001 and December 31, 2000:

                                         March 31,   December 31,
                                            2001         2000
                                          (Dollars in Thousands)
Non-accruing loans:
  One- to four-family                        51            86
  Home equity                                 0             0
  Automobile                                  0             1
  Credit cards                                3             8
  Personal loans                              0             0
  Commercial                                  0             0
  Other                                       0             0
     Total                                   54            95

Accruing loans delinquent more than
  90 days:
  One- to four-family                         0             0
  Home equity                                 0             0
  Automobile                                  0             0
  Credit cards                                0             0
  Signature loans                             0             0
  Other                                       0             0
     Total                                    0             0

Foreclosed assets                             0            17

Renegotiated loans                            0             0

Total non-performing assets                $ 54          $112

Non-performing assets as a percent of
  total loans                              0.04%         0.09%

Non-performing assets as a percent of
  total assets                             0.03%         0.05%

                 COMPARISON OF OPERATING RESULTS
  FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000.

     The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three month periods ended March 31, 2001 and 2000. Average balance calculations were based on daily balances.

                                          Three months ended March 31,            Three months ended March 31,
                                                      2001                                    2000
                                       Average     Interest   (Annualized)     Average     Interest   (Annualized)
                                     Outstanding    Earned/      Yield/      Outstanding    Earned/      Yield/
                                       Balance       Paid         Rate         Balance       Paid         Rate
                                             (Dollars in Thousands)                  (Dollars in Thousands)
Interest-earning assets:
  Loans receivable                    $131,085      $2,679        8.17%       $116,095      $2,361        8.13%
  Investments                           50,774         787        6.20          63,428         982        6.19

    Total earning assets               181,859       3,466        7.62         179,523       3,343        7.45
  Non-interest earning assets           19,706                                  19,776

    Total assets                      $201,565                                $199,299

Interest-bearing
  liabilities:
  Savings deposits                    $ 64,378         343        2.13        $ 69,007         350        2.03
  NOW accounts                           9,775           0        0.00          10,183           0        0.00%
  Money market accounts                 12,126         104        3.43           9,106         101        4.44%
  Certificates of deposit               87,073       1,299        5.97          68,269         910        5.33
  Other notes payable - FHLB             2,865          31        4.33          13,681         205        5.99

    Total interest-bearing
      liabilities                      176,217       1,777        4.03         170,246       1,566        3.68
  Non-interest bearing liabilities        (783)                                  2,205

    Total liabilities                  176,217                                 172,451
  Equity                                28,087                                  26,848

    Total liabilities and equity      $201,565                                $199,299

Net interest-earning assets           $  5,642                                $  9,277
Net interest spread                                 $1,689        3.59%                     $1,777        3.77%
Net interest margin                                               3.71%                                   3.96%
Ratio of average interest-earning
  assets to average interest-
  bearing liabilities                   103.20%                                 105.45%
        `

                                               For the three months
                                                  ended March 31,
                                                   2001 vs. 2000
                                      Increase (decrease) due to       Total
                                                           Rate/     Increase
                                      Rate      Volume    Volume    (Decrease)
                                               (In Thousands)
Interest-earning assets:
  Loans receivable                  $    47    $1,219    $  (948)     $ 318
  Investments                             5      (764)       584       (195)
  Total earning assets                   52       435       (364)       123`

Interest-bearing liabilities:
  Savings deposits                        71       (94)        16        (7)
  Checking accounts                        0         0          0         0
  Money market accounts                  (92)      134       (139)       57
  Certificates of deposit                434     1,003     (1,048)      389
  Other notes payable - FHLB           3,010         0       (709)     (117)

    Total interest-bearing             1,005     1,043     (1,780)     (268)
      liabilities

Change in net interest income        $  (953)   $ (608)   $ 1,416     $(145)

Net Income:

     Net income for the three months ended March 31, 2001 was $290,000. Net income for the comparable period in 2000 was $140,000. The increase in the current period when compared to the prior period was primarily due to decreases in our provision for possible loan losses and in our provision for income taxes that was partially offset by a decrease in our net interest income.

     Interest Income. Total interest income increased $124,000 or 6.09% from $3.3 million for the first quarter of 2000 compared to $3.5 million for the first quarter of 2001. This increase resulted from an increase in average earning assets of $2.3 million, or 1.28% from $179.5 million for the three months ended March 31, 2000 to $181.8 million for the three months ended March 31, 2001. The average yield earned on earning assets also increased 17 basis points from 7.45% for the first quarter of 2000 compared to 7.62% for the first quarter of 2001.

     Interest Expense. Total interest expense increased $284,000, or 18.13% from $1.6 million for the first quarter of 2000 compared to $1.8 million for the first quarter of 2001. This increase was mainly attributable to an increase in our average interest-bearing liabilities and a shift in our deposit mix to higher cost certificates of deposit.

     Net Interest Income. Net interest income decreased by $88,000, or 5.5% from $1.8 million for the first quarter of 2000 to $1.7 million for the first quarter of 2001. Our interest rate margin decreased by 25 basis points from 3.96% for the first quarter of 2000 to 3.71% for the same period of 2001. This decrease is attributable to an increase in the volume of our deposits, particularly our higher cost certificates of deposit, and by rising interest rates paid on deposits during the period. Additionally, our interest bearing liabilities repriced to reflect these higher rates more quickly than our interest earning assets.

     Provision for Loan Losses. The provision for loan losses decreased $190,000 to $125,000 for the first quarter of 2001 compared to $315,000 for the first quarter of 2000. During the three months ended March 31, 2001, the Company had charge-offs of $97,000 and recoveries of $36,000. At March 31, 2001, the Company's allowance for loan losses totaled $1.7 million which was 1.28% of total loans.

     Noninterest Income. Noninterest income increased $65,000 or 14.67% to $508,000 for the three months ended March 31, 2001 from $443,000 for the three months ended March 31, 2000. The increase was due primarily to income from loan fees, bank owned life insurance (BOLI), title insurance income, and increased fees from debit card transactions.

     Noninterest Expense. Total noninterest expense increased $30,000 or 1.71% to $1.8 million for the three months ended March 31, 2001 from $1.7 million for the three months ended March 31, 2000. This increase resulted primarily from an increase in office and occupancy costs, insurance expense and printing and postage fees related to the proxy solicitation for the pending merger.

     Federal Income Taxes. The provision for federal income taxes decreased due to the utilization of a net operating loss carry forward generated in 2000.

Part II.  OTHER INFORMATION

Item 1.   Legal proceedings - None

Item 2.   Change in Securities  - None

Item 3.   Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - On March 20, 2001 a special meeting of the shareholders of Jade Financial Corp. was held at its offices in Feasterville, Pennsylvania. The only issue voted upon by the shareholders was the approval and ratification of the merger proposal among Jade Financial Corp., PSB Bancorp, Inc. and PSB Merger Sub, Inc. The votes cast on the previously referenced item were 1,454,461 for, 7,697 against, 1,140 withheld.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

Exhibits

     (b)  Reports on Form 8-K - None

          (1) Form 8-K filed on February 14, 2001 to announce the write-off of a $2.5 million investment in an aggregator of Internet banking services.



                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              JADE FINANCIAL CORP.

                              By /s/ Mario L. Incollingo, Jr.
May 11, 2001                   Mario L. Incollingo, Jr.
                                President